Form 10QSB
period 2006-09-30
Fortissimo Acquisition Corp.
filed 2006-11-22
CIK 1349318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number ________

Fortissimo Acquisition Corp.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	02-0762508
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

14 Hamelacha Street Park Afek, Rosh Ha'ayin 48091, Israel
(Address of Principal Executive Office)

972-3-915-7400
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 22, 2006, 5,535,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I. Financial Information:

Item 1 - Financial Statements (Unaudited):

Condensed Balance Sheet as of September 30, 2006	3

Condensed Statements of Operations for the Three Months Ended September 30, 2006, the Nine Months Ended September 30, 2006, and the Period December 27, 2005 (inception) to September 30, 2006	4

Condensed Statements of Stockholders’ Equity for the Period December 27, 2005 (inception) to September 30, 2006	5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2006 and the Period December 27, 2005 (inception) to September 30, 2006	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	11

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6 - Exhibits	12

Signatures	13

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Balance Sheet

	September 30,	December 31,
	2006	2005
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$2,177	$67,500
Total current assets	2,177	67,500

Deferred offering costs (Note 3)	372,353	27,000

Total assets	$374,530	$94,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$237,880	$17,500
Loan from related party (Note 4)	115,000	55,000
Total current liabilities	352,880	72,500

COMMITMENTS (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding (Note 8)	-	-
Common stock - $.0001 par value; 21,000,000 authorized; 1,000,000 issued and outstanding	100	100
Additional paid-in capital	24,900	24,900
Deficit accumulated during the development stage	(3,350)	(3,000)

Total stockholders' equity	21,650	22,000

Total liabilities and stockholders' equity	$374,530	$94,500

See Accompanying Notes to Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations
(unaudited)

	Nine months ended September 30,	Three months ended September 30,	For the period from December 27, 2005 (inception) to September 30,
	2006	2006	2006

Formation expenses	$-	$-	$3,000
Other expenses	350	-	350

Net loss for the period	$(350)	$-	$(3,350)

Weighted average number of shares outstanding, basic and diluted	1,000,000	1,000,000	1,000,000

Net loss per share	$(0.00)	$(0.00)	$(0.00)

See Accompanying Notes to Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity
(unaudited)

				Deficit
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as of December 31, 2005	1,000,000	$100	$24,900	$(3,000)	$22,000

Net loss for the period	-	-	-	(350)	(350)

Balance as of September 30, 2006	1,000,000	$100	$24,900	$(350)	$21,650

See Accompanying Notes to Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows
(unaudited)

	For the nine months ended September 30,	For the period from December 27, 2005 (inception) to September 30,
	2006	2006

Cash flows from operating activities:

Net loss	$(350)	$(3,350)
Increase (decrease) in accrued expenses	(2,650)	350

Net cash used in operating activities	(3,000)	(3,000)

Cash flows from financing activities:

Proceeds from issuance of shares	-	25,000
Proceeds from loans from related party	60,000	115,000
Payment of deferred offering costs	(122,323)	(134,823)

Net cash provided by (used in) financing activities	(62,323)	5,177

Increase (decrease) in cash	(65,323)	2,177
Cash at the beginning of the period	67,500	-

Cash at the end of the period	$2,177	$2,177

Supplemental Schedule of non-cash financing activity :
Accrual of offering costs	$223,030	$237,530

See Accompanying Notes to Condensed Financial Statements.

FORTISSIMO ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THE PERIOD
DECEMBER 27, 2005 (INCEPTION) TO SEPTEMBER 30, 2006

NOTE 1:-   INTERIM FINANCIAL INFORMATION

The condensed financial statements at September 30, 2006 and for the periods ending September 30, 2006 have been prepared by the Company and unaudited. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Fortissimo Acquisition Corp. (the “Company”) as of September 30, 2006 and the results of its operations and cash flows for the periods ended September 30, 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at October 17, 2006 and for the period then ended included in the Company’s Form 8-K filed with the Securities and Exchange Commission (the "SEC") on October 18, 2006, and with the financial statements and notes thereto at December 31, 2005 and June 30, 2006 included in the Company’s public offering prospectus filed with the SEC on October 12, 2006. The condensed balance sheet at December 31, 2005 has been derived from the audited financial statements. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in those filings.

NOTE 2:-   ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated on December 27, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel.

At September 30, 2006, the Company had not yet commenced any operations. All activity through September 30, 2006 relates to the Company’s formation and initial public offering described below

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006 and is discussed below. The Company’s management had broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s directors have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) of

NOTE 2:-   ORGANIZATION AND BUSINESS OPERATIONS (Cont.)

approximately $545,000 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Fortissimo Capital Fund GP, L.P., (“FCF”), one of the Company's initial stockholders, has purchased an aggregate of 333,334 units (the “Insider Units”) at $6.00 per unit (for an aggregate purchase price of $2,000,004) from the Company. This purchase took place on a private placement basis simultaneously with the consummation of the Offering. All of the proceeds received from the sale of the Insider Units were placed in the Trust Account. The Insider Units are identical to the units sold in the Offering to the public; however, FCF has waived the right to receive distributions upon a liquidation of the Company prior to a Business Combination with respect to the securities underlying the Insider Units. The Insider Units were registered for resale along with the Units in the Offering, but FCF has agreed that the Insider Units and underlying securities will not be sold or transferred by it until after the completion of a Business Combination.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. Pursuant to the provisions of the Company's Amended and Restated Certificate of Incorporation, which cannot by its terms be amended prior to the consummation of a Business Combination, in the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,000,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his or her shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by the Initial Stockholders.

The Company’s Amended and Restated Certificate of Incorporation provides that the Company will continue in existence only until 24 months from the effective date of the Offering (until October 11, 2008). If the Company has not completed a Business Combination by such date, its corporate existence will cease and it will dissolve and liquidate for the purposes of winding up its affairs. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

NOTE 3:-	DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of legal, accounting, underwriting and other fees and expenses incurred through the balance sheet date that are related to the Offering and are charged to equity upon the receipt of the capital raised. The Company has incurred additional deferred offering costs subsequent to the balance sheet date.

NOTE 4:-	LOANS FROM RELATED PARTY

The Company issued an aggregate of $115,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders. The notes were non-interest bearing and payable on the consummation of the Offering. Accordingly, such notes were repaid in October 2006 out of the proceeds of the Offering.

NOTE 5:-	COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 11, 2006 and ending upon the consummation of a Business Combination.

The Initial Stockholders have waived their right to receive distributions with respect to their founding shares and shares included within the Insider Units upon the Company’s liquidation.

The Initial Stockholders and holders of the Insider Units (or underlying securities) are entitled to registration rights with respect to their founding shares and Insider Units (or underlying securities). The holders of the majority of founding shares are entitled to demand that the Company register these shares at any time commencing three months prior to October 11, 2009. The holders of a majority of the Insider Units (or underlying securities) are entitled to demand that the Company register such securities at any time after the Company consummates a Business Combination. In addition, the Initial Stockholders and holders of the Insider Units (or underlying securities) have certain “piggy-back” registration rights on registration statements filed subsequent to a Business Combination. The Underwriter's Option is subject to similar registration rights.

NOTE 6:-	PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of Preferred Stock with such designations, voting, and other rights and preferences as may be determined from time to time by the Board of Directors.

Prior to the consummation of a Business Combination, the Company may not issue Preferred Stock which participates in the proceeds of the Trust Account, or which votes as a class with the Common Stock on a Business Combination.

NOTE 7:-   SUBSEQUENT EVENT -- INITIAL PUBLIC OFFERING

On October 17, 2006, the Company sold 4,000,000 units (“Units”) in the Offering. On October 25, 2006, the Company sold an additional 535,000 Units, pursuant to the over-allotment option. Each Unit was sold at an offering price of $6.00 per Unit and generated total gross proceeds of $27,210,000 (not including proceeds of $2,000,004 from the sale of the Insider Units). Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or October 11, 2007 and expiring October 10, 2010. The Warrants will be redeemable, upon prior written consent of the Underwriter, at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company paid the underwriters an underwriting discount of 7% of the gross proceeds of the Offering and a non-accountable expense allowance of 1% of the gross proceeds of the Initial Offering. The Underwriter agreed that 1% (or 1.3261% if the over-allotment option is exercised in full) of the underwriting discount will not be payable unless and until the Company completes a Business Combination and has waived its right to receive such payment upon the Company's liquidation if the Company is unable to

NOTE 7:-  SUBSEQUENT EVENT -- INITIAL PUBLIC OFFERING (Cont.)

complete a Business Combination. The Company also issued an option, for $100, to the Underwriter to purchase 400,000 Units at an exercise price of $7.50 per Unit. The Warrants underlying such Units are exercisable at $6.25 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-QSB including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-QSB, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We were formed on December 27, 2005, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business that has manufacturing operations or research and development facilities located in Israel. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Results of Operations

For the period from December 27, 2005 (inception) through September 30, 2006, we had a net loss of ($3,350), attributable mainly to organization and formation expenses.

Financial Condition and Liquidity

We consummated our initial public offering on October 17, 2006. On October 25, 2006, we consummated the closing of an additional 535,000 units that were subject to the over-allotment option. Gross proceeds from our initial public offering, including the over-allotment option, were $27,210,000. We paid a total of $1,792,350 in underwriting discounts and commissions (not including $352,350, which was deferred by the Underwriter until completion of a Business Combination), and approximately $615,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,803,434, of which $26,257,650 was deposited into the trust account (or $5.79 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 11, 2008, assuming that a business combination is not consummated during that time. From October 17, 2006 through October 17, 2008, we anticipate spending approximately $180,000 for the administrative fee payable to Fortissimo Capital Management Ltd ("FCM") ($7,500 per month for two years), $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 for expenses for the due diligence and investigation of a target business, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $200,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $100,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 11, 2006 and ending upon the acquisition of a target business, we began incurring a fee from FCM, an affiliate of Fortissimo Capital Fund GP, L.P. ("FCF"), one of our initial stockholders, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in December 2005 and in January 2006, FCF advanced an aggregate of $115,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 17, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 25, 2006, we consummated the closing of an additional 535,000 units, that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,210,000 (not including $2,000,004 from the sale of the Insider Units). EarlyBirdCapital, Inc. acted as the underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-131417). The Securities and Exchange Commission declared the registration statement effective on October 11, 2006.

We paid approximately $1,792,350 in underwriting discounts and commissions (not including $352,350 which was deferred by the Underwriter until completion of a Business Combination), and approximately $615,000 was or will be paid for costs and expenses related to the offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,803,434, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

ITEM 6: EXHIBITS

(a)	Exhibits:

31.1 -	Certification by Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -	Certification by Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTISSIMO ACQUISITION CORP.

Dated: November 22, 2006	By:	/s/ Yuval Cohen
Yuval Cohen Chairman of the Board and Chief Executive Officer

By:	/s/ Eli Blatt
Eli Blatt Chief Financial Officer