Form 10KSB
period 2006-12-31
Fortissimo Acquisition Corp.
filed 2007-03-29
CIK 1349318

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51259

FORTISSIMO ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	02-0762508 (Small Business Issuer I.R.S. Employer I.D. Number)

14 Hamelacha Street, Park Afek, Rosh Haayin, Israel (Address of principal executive offices)	48091 (zip code)

972-3-915-7400
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒ No ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of March 28, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $25,486,700.

As of March 28, 2007, there were 5,868,334 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Fortissimo Acquisition Corp was incorporated on December 27, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel.

On October 17, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 25, 2006, we consummated the closing of an additional 535,000 units that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,210,000 (not including $2,000,004 from the sale of units to one of the initial stockholders of the Company, the “Insider Units”). EarlyBirdCapital, Inc. (“EarlyBirdCapital”) acted as the underwriter. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,663,686, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2006, we have used $92,973 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $26,537,334 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Opportunities in Israel

Over the course of the past decade, Israel has emerged as a favorable environment for emerging growth companies. Based on information publicly available from the Israel Venture Capital (IRC) Research Center, the Israel Venture Association (IVA) and the Government of Israel’s Ministry of Industry, Trade and Labor, we believe that Israel represents an attractive environment for a target business for several reasons, including:

•	Israel’s Central Bureau of Statistics reported that Israel’s Gross Domestic Product grew by 5.2% in 2005, ranking it as one of the fastest growing economies in the western world;

•	Israel’s Central Bank reported that foreign investments in Israel have risen consecutively in the last 3 years, reaching a record $9.7 billion in 2005, a 67% rise from 2004;

•	According to the Israeli Ministry of Industry, Trade and Labor, Israeli companies are offered favorable tax incentives and government funding plans;

•
According to the Israeli Ministry of Industry, Trade and Labor, Israel offers the modern infrastructure, protection and services required for businesses to compete effectively including protection of trademarks and patents, a transparent financial and legal system and sophisticated capital markets that allow companies to simultaneously list their securities on Israeli and foreign exchanges;

•
Fitch and other rating agencies have maintained Israel’s credit rating at “A-”, noting the rapid growth of the Israeli economy, Israel’s low government deficit and a decrease in the Israeli government’s debt level as positive factors in the country’s risk profile;

•
According to the Israeli Ministry of Foreign Affairs, Israeli universities and research institutions have produced significant research and innovations and, due to their outstanding reputation, have attracted prominent scientists, researchers, and professors from outside of Israel;

•	According to the Consulate General of Israel, Israel has more startup companies, in absolute terms, than any other country in the world other than the United States;

•
Israeli-based technology companies rank as the most listed non-U.S. based technology companies on the Nasdaq Stock Market, according to the Nasdaq Stock Market, and also rank highly in the number of listed technology companies on many European stock exchanges; and

•	In 2005, the Israeli Government continued its policy of accelerated privatization and has pledged to maintain this policy in 2006.

To amplify on these reasons, it is worth noting that Israel offers:

•
A highly educated and trained work force: Israeli companies have access to a large pool of software and hardware engineers, a majority of whom was trained in Israel Defense Forces’ elite technology units or in the former Soviet Union. In addition, due mainly to the highly talented and technically educated workforce, many leading global technology companies have established research and development facilities in Israel, including: Microsoft, Intel, Hewlett Packard, IBM, Motorola, 3Com, Lucent, Cisco, Applied Materials, AOL, National Semiconductors and others. These leading global technology companies also serve as a source of seasoned managers and entrepreneurs for emerging growth companies.

•	Several institutions of higher education: There are several universities in Israel that specialize in engineering, physics, computer science and other technology-related fields.

•
Commercialization and adaptation of defense technologies: Cutting-edge technologies are being developed in Israel for use by the Israeli defense forces. Israeli technology companies have successfully converted and adapted defense technologies to civilian applications. This is due in part to the highly trained engineers and technicians who enter the private sector after having completed their military service and contribute to the advancement of Israeli technology companies.

•
Government incentives: In order to boost investment in the technology sector, the Israeli government initiated various incentives to both the investment community and to technology companies. Various tax breaks and grants from the Office of the Chief Scientist are provided to emerging growth companies. These initiatives led to tremendous growth in the technology industry during the past decade.

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our public offering. We intend to utilize cash derived from the proceeds of our public offering, the proceeds from the sale of the Insider Units simultaneously with the closing of our public offering, and issuances of our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. Although substantially all of the net proceeds of our public offering are intended to be generally applied toward effecting a business combination as described in this report, the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, an emerging growth company, by which we mean a company with one or more products being marketed and some revenues, but which would benefit from additional capital. In the alternative, a business combination may involve a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis since many of these sources will have read our public offering prospectus and know what types of business we are targeting. Our initial stockholder, our officers and directors, and their affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our initial stockholder, our officers and directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for services they render in order to effectuate, the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business which has operations or facilities located in Israel or which is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel and has a fair market value that is equal to at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In addition, prospective target businesses may be privately-held or publicly-traded on a securities exchange.

In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operations;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

With respect to a target business’ financial condition, current profitability and net current assets (i.e. current assets less current liabilities) are only two of many factors our management may look at when evaluating such prospective target business. Indeed, a prospective target business may have had losses for a substantial number of periods, but still may become profitable in the long-run and therefore worthy of consideration. Similarly, a company whose current liabilities exceed current assets may have a viable and valuable business, and simply needs an infusion of cash to realize its potential, and therefore worthy of our consideration.

The above criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage such third parties. We will also seek to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust. If any prospective target business refuses to execute such agreement, it is unlikely we would continue negotiations with such target business. However, we would weigh the risks of potential liability and amount of exposure to the trust fund against the attractiveness of the particular business opportunity in making any such decision.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

 Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value - which is likely to occur only in those situations in which the target business is outside the scope of the expertise of our executive officers or in those situations in which the proposed business combination was with an entity which is affiliated with any of our initial stockholders - we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, initially, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•
subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that some of our officers and directors will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for him to receive compensation in the form of cash payments and/or our securities for services he would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence his motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that the additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. We view this requirement as an obligation to our stockholders and will not take any action to amend or waive this provision in our Amended and Restated Certificate of Incorporation. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our Amended and Restated Certificate of Incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually in connection with a business combination will be effective only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business. We will publicly announce the record date for determining the stockholders entitled to vote at the meeting to approve our business combination at least two business days prior to such record date.

In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following such offering in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, which cannot by their terms be amended prior to the consummation of a business combination, we will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 20% of the shares sold in our initial public offering both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. We view this requirement as an obligation to our stockholders and will not take any action to amend or waive this provision in our certificate of incorporation. Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in their initial shares, included in their Insider Units or purchased by them in our initial public offering or in the aftermarket. The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. Without taking into any account interest earned on the trust account, the initial per-share conversion price would be $5.79, or $0.21 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

Pursuant to the provisions of our Amended and Restated Certificate of Incorporation, which cannot by their terms be amended prior to the consummation of a business combination, we will not complete any business combination if public stockholders, owning 20% or more of the shares sold in our initial public offering, both exercise their conversion rights and vote against the business combination.

Stockholders who do not sell, or who receive less than an aggregate of $0.21 of net sales proceeds for, the warrants included in the units, or persons who purchase common stock in the aftermarket at a price in excess of $5.79 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Liquidation if no business combination

Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until October 11, 2008. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by October 11, 2008 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by October 11, 2008, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution.

Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares and their shares included within the Insider Units. There will be no distribution with respect to our warrants which will expire worthless. We expect that all costs associated with the implementation and completion of our plan of dissolution and distribution will be funded by any remaining net assets outside of the trust fund, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, one of our initial stockholders, Fortissimo Capital Fund GP, L.P. (“FCF”), has agreed to advance us the funds necessary to complete such dissolution (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment for such expenses.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be $5.79, or $0.21 less than the per-unit offering price of $6.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could be prior to the claims of our public stockholders. Our directors have agreed pursuant to agreements with us and EarlyBirdCapital, that, if we liquidate prior to the consummation of a business combination, they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations. Furthermore, if the directors are unable to satisfy their indemnification obligations, and if FCF is unable to satisfy its obligation to indemnify the directors for such liability this would reduce the amount held in the trust fund. Accordingly, we cannot assure you that the actual per-share liquidation price will not be less than $5.79, plus interest, due to claims of creditors.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after October 11, 2008 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust is remote.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.79 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 11, 2008, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Since August 2003, based upon publicly available information, approximately 92 blank check companies have completed initial public offerings in the United States. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced that they have entered into a definitive agreement for a business combination, but have not yet consummated such business combination. Additionally, five of these companies have recently announced that they will dissolve and distribute their assets to stockholders. Accordingly, there are approximately 43 blank check companies in the United States with more than $4.1 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•
our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Israeli Government Programs

Israeli companies are generally subject to income tax on their taxable income at the rate of 31% for the year 2006, 29% for 2007, 27% for 2008, 26% for 2009 and 25% for year 2010 and thereafter.

We do not intend to restrict our search for a business combination to companies that could benefit from favorable Israeli government programs. However, it is possible that we would effectuate a business combination with such a company. The Israeli government currently provides tax and capital investment incentives to qualified domestic companies. Additionally, the Israeli government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli government has reduced the benefits available under these programs and Israel Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you that such benefits and programs would continue to be available following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our results of operations following a business combination or make a specific business combination less attractive.

The Israeli Companies Law

Under the Israeli Companies Law - 1999, referred to as the Companies Law, Israeli companies are subject to certain restrictions with respect to changes in control of the company:

•
Tender Offer. The Companies Law provides that an acquisition of shares of a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a holder of 25% or more of the voting power of the company. This rule does not apply if there is already another 25% shareholder of the company. Similarly, the Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if as a result of the acquisition the purchaser would become a holder of 45% or more of the voting power of the company, if there is no 45% or greater shareholder of the company. An acquisition from a 25% or 45% holder, which turns the purchaser into a 25% or 45% holder respectively, does not require a tender offer. An exception to the tender offer requirement may also apply when the additional voting power is obtained by means of a private placement approved by the general meeting of shareholders. These tender offer requirements do not apply to companies whose shares are listed for trading outside of Israel if, under local law or the rules of the stock exchange on which their shares are traded, there is a limitation on the percentage of control which may be acquired or the purchaser is required to make a tender offer to the public.

Furthermore, under the Companies Law, a person may not acquire shares in a public company if, after the acquisition, he will hold more than 90% of the shares or more than 90% of any class of shares of that company, unless a full tender offer is made to purchase all of the shares or all of the shares of the particular class. The Companies Law also provides that as long as a shareholder in a public company holds more than 90% of the company’s shares or of a class of shares, that shareholder shall be precluded from purchasing any additional shares (an exception exists where the shareholder held prior to and following February 2000, over 90% of any class of shares, in which case he may purchase additional shares by means of a full tender offer that was accepted by a majority of all the offerees). If a full tender offer is accepted and less than 5% of the shares of the company are not tendered, all of the shares will transfer to the ownership of the purchaser. If 5% or more of the shares of the company are not tendered, the purchaser may not purchase shares in a manner which will grant him more than 90% of the shares of the company. If a full tender offer is successful, any shareholder may petition the court to alter the consideration for the acquisition.

•
Merger. The Companies Law permits merger transactions if approved by each party’s board of directors and the majority of each party’s shares voted on the proposed merger at a shareholders’ meeting called on at least 21 days’ prior notice. Under the Companies Law, merger transactions may be approved by holders of a simple majority of our shares present, in person or by proxy, at a general meeting and voting on the transaction (unless the company was incorporated prior to the Companies Law, and did not change its articles of association to allow for a simple majority, in which case the approval of 75% of the voting power present at the meeting, is necessary for approval). In determining whether the required majority has approved the merger, if shares of a company are held by the other party to the merger, or by any person holding at least 25% of the outstanding voting shares or 25% of the means of appointing directors of the other party to the merger, then a vote against the merger by holders of the majority of the shares present and voting, excluding shares held by the other party or by such person, or anyone acting on behalf of either of them, is sufficient to reject the merger transaction. If the transaction would have been approved but for the exclusion of the votes of certain shareholders as provided above, a court may still approve the merger upon the request of holders of at least 25% of the voting rights of a company, if the court holds that the merger is fair and reasonable, taking into account the value of the parties to the merger and the consideration offered to the shareholders. Upon the request of a creditor of either party to the proposed merger, the court may delay or prevent the merger if it concludes that there exists a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy the obligations of any of the parties to the merger. In addition, a merger may not be executed unless at least 30 days have passed from the receipt of the shareholders’ approval and 50 days have passed from the time that a proposal for approval of the merger has been filed with the Israeli Registrar of Companies.

Additional Israeli laws may be applicable to us depending on the industry and operations of the target business.

Employees

We have five executive officers, all of whom are members of our board of directors. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect each of our officers to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Enforceability of Certain Civil Liabilities and Agent for Service of Process in the United States

We have appointed Corporation Service Company as our agent to receive service of process in any action against us in the United States. Each of our officers and directors has consented to service of process in the State of New York and has appointed Proskauer Rose LLP as his agent in the State of New York upon which service of process against him may be made.

Each of our directors and officers reside outside the United States. As described above, each of our officers or directors has consented to service of process in the State of New York and to the jurisdiction of the courts of the State of New York or of the United States of America for the Southern District of New York. However, since most of our and such persons’ assets are outside the United States, it may not be possible for investors to enforce against them judgments of United States courts predicated upon civil liability provisions of the United States federal or state securities laws, and the enforceability in Israel of a judgment obtained in the United States against us or our officers and directors may be difficult. Moreover, there is substantial doubt as to the enforceability in Israel against us or any of our directors and officers who are not residents of the United States, in original actions in Israel of civil liabilities predicated solely on the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934. This is due to the fact that Israeli courts may refuse to hear a claim based on a violation of U.S. securities laws because Israel is not the most appropriate forum to bring such a claim, and even if it would hear the claim it may determine that Israeli law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact which can be time-consuming and costly.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted accounting standards. To the extent that this requirement cannot be met, we will not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, given the broad range of companies we may consummate a business combination with, we do not believe that the narrowing of the pool will be material.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business that has operations or facilities located in Israel, or that is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders will receive less than $6.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination by October 11, 2008 and are forced to liquidate our assets, the per-share liquidation distribution is likely to be less than $6.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If the proceeds held outside the trust are insufficient to allow us to operate through October 11, 2008, we may be unable to complete a business combination.

We believe that the funds available to us outside the trust account will be sufficient to allow us to operate through October 11, 2008, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds not being placed in trust to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds not being placed in the trust as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has operations or facilities located in Israel, or that is a company operating outside of Israel which management believes would benefit from establishing operations or facilities in Israel that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable and we have a longer period of time to complete a business combination.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our Amended and Restated Certificate of Incorporation provides that we will continue in existence only until October 11, 2008. If we have not completed a business combination by such date and amended this provision in connection therewith, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder's pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after dissolution and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them and any liability of our stockholders may extend well beyond the third anniversary of such date. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and our company to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after October 11, 2008, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 92 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 23 companies have consummated a business combination, while 21 other companies have announced that they have entered into a definitive agreement for a business combination, but have not yet consummated such business combination. Accordingly, there are approximately 43 blank check companies in the United States with more than $4.1 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are approximately 47 additional offerings for blank check companies in the United States with more than approximately $4.2 billion that would be placed in trust that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 43 of the 92 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business by October 11, 2008, we will be forced to liquidate.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders is likely to be less than $5.79 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors, prospective target businesses or other entities we engage, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or that such agreements, even if executed, would be enforceable under operation of law. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, our directors have agreed that they will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. Because we will seek to have all vendors and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in, or to any moneys held in, the trust fund, we believe the likelihood of the directors having any such obligations is minimal. Notwithstanding the foregoing, we have questioned these individuals and reviewed their financial information and believe they will be able to satisfy any indemnification obligations that may arise. Furthermore, FCF has entered into indemnification agreements with each of the directors, whereby FCF agrees to indemnify each director for any such liability and we are aware that FCF has the ability to satisfy such an indemnification obligation. Based on the foregoing, we believe that the directors have funds sufficient to satisfy their obligations. However, we cannot assure you that they will be able to satisfy those obligations. Furthermore, each of our directors resides outside of the United States and, as a result, we may not be able to enforce these indemnification rights. Finally, if the directors are unable to satisfy their indemnification obligations and if FCF is unable to satisfy its obligation to indemnify the directors for such liability, this would reduce the amount held in trust. Accordingly, the proceeds held in trust could be subject to claims which, if valid, would take priority over the claims of our public stockholders. We cannot assure you that the per-share distribution from the trust fund will not be less than $5.79, plus interest, due to claims of such creditors.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.79 per share.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time a holder seeks to exercise such warrant, a prospectus relating to the common stock issuable upon exercise of the warrant is current and the common stock has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise whether by net cash settlement or otherwise. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current or if the common stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may have no value, the market for the warrants may be limited and the warrants may expire worthless.

The warrants included in the Insider Units may be exercisable at times when the Warrants held by an investor may not be exercisable.

An effective registration statement may not be in place when an investor desires to exercise his Warrants, thus precluding such investor from being able to exercise his, her or its warrants. Even if the registration statement relating to the common stock issuable upon exercise of the warrants is not effective, the warrants underlying the Insider Units issued to FCF may be exercisable for unregistered shares of common stock. Accordingly, FCF may receive shares of common stock upon exercise of such warrants and such warrants will not expire worthless when public warrant holders would be unable to receive anything and their warrants would expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. At the time that the warrants become exercisable (following our completion of a business combination), we expect to either become listed on a national securities exchange, which would provide an exemption from registration in every state, or we would register the warrants in every state (or seek another exemption from registration in such states). Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

Investments in emerging growth companies involve greater risk than investments in more established companies.

A business combination may involve the acquisition of, or merger with, an emerging growth company, by which we mean a company with one or more products being marketed and some revenues, but which would benefit from additional capital. In the alternative, a business combination may involve a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself.

In the event we choose to do a business combination with an emerging growth company, we will be subject to the risks associated with such companies. Investing in emerging growth companies generally involves greater risk than is customarily associated with more established companies. Specifically, while investing in an emerging growth company offers the opportunity for significant capital gains, such investments also involve a degree of risk that can result in substantial losses. There can be no assurance that the returns of investing in a start-up or emerging growth company will, in the future, yield returns commensurate with its associated risks.

Resources could be wasted in researching acquisitions that are not consummated. In such a situation, less capital would be available to us, which may make it more difficult to complete a business combination.

It is anticipated that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction would not be recoverable by us. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the transaction for any number of reasons including those beyond our control, including, for instance, if 20% or more of our stockholders vote against a proposed business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire a target business.

We may issue shares of our capital stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our Amended and Restated Certificate of Incorporation authorizes the issuance of up to 21,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. There are 4,194,998 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to EarlyBirdCapital) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stock;

•
will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

We may issue debt securities to complete a business combination, which may result in restrictions on our business operations.

It is possible that we may issue debt securities in order to complete a business combination. If we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

Our ability to successfully effect a business combination and to be successful afterwards will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Each of our officers is a full-time employee of Fortissimo Capital Fund and intends to remain employed at Fortissimo Capital Fund following any acquisition effected by us. FCF is the general partner of an $80 million private equity fund, which commenced operations in April 2004, whose investors include many of the leading financial institutions in Israel (banks, insurance companies and pension funds). There is no intention to place any of our officers permanently as an executive officer of the acquired company (although if the board of directors of the combined company determines that this is in the best interest of the company, this could occur). Accordingly, although it is possible that one or more of Messrs. Cohen, Barashi, Blatt, Hacohen and Lesnick, our executive officers and directors, will remain associated with the target business in senior management or advisory positions following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. As a result, while the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with the company after the consummation of a business combination will not be the main determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers, directors and special advisors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers, directors and special advisors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Our officers, directors and their affiliates are, and may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

None of our officers, directors or their affiliates has been, or currently is, associated with a “blank check company.” However, each of our officers and directors is currently affiliated with FCF, one of our initial stockholders. FCF is the general partner of three partnerships that invest in growth equity opportunities in Israeli-related technology companies. While it is possible that FCF and its partnerships could be examining the same type of target businesses that we intend to target, FCF and each of our officers and directors have agreed that they will present all suitable business opportunities to us prior to presenting them to another entity. Accordingly, we believe all potential conflicts of interest between us and FCF would be resolved in our favor, although we cannot assure you that this will be the case. Furthermore, our officers, directors and their affiliates may in the future become affiliated with additional entities, including other “blank check” companies or private equity firms that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

While we currently have no plans to combine with an entity affiliated with one or more of our initial stockholders, we are not prohibited from doing so. As a result, our officers and directors may have personal financial interests in approving a specific business combination.

We currently have no plans to combine with an entity affiliated with one or more of our initial stockholders and our management is not aware of any potential business combination opportunity with any such affiliated entities. Our officers and directors, and Fortissimo Capital Fund, one of our initial stockholders, are currently affiliated only with the following companies: Telrad Networks Ltd. (“Telrad”), Nur Macroprinters Ltd., RadView Software Ltd; Crow Technologies 1977 Ltd., and Soda-Club Enterprises N.V.. Furthermore, Yair Seroussi, one of our special advisors, is affiliated with DSP Group, Inc., Israel Corp., Aspen Real Estate, Frutarom Industries and Eyal Microwave; and Michael Chill, our other special advisor, is affiliated with Paramount BioCapital, Inc., Ulticom Inc. and BluePhoenix Solutions Ltd. Neither we nor any of our initial stockholders currently intends to make any of these affiliated companies a target acquisition candidate for us.

If, however, it is later determined that this is in the best interest of our stockholders, we may propose to acquire one or more of the companies affiliated with Fortissimo Capital Fund in a “business combination.” In particular, there is nothing in our Amended and Restated Certificate of Incorporation or any contractual arrangements to which we are a party which would prohibit us from doing so. If we were to determine to acquire an affiliated company, we would do so only after at least 12 months have elapsed following the closing of our initial public offering.

In the event that we were to propose a business combination with an entity affiliated with one or more of our initial stockholders, our stockholders would have two protections:

•
In connection with the vote required for any business combination, our initial stockholders have agreed to vote their respective initial shares of common stock in accordance with the vote of the public stockholders holding a majority of the shares of common stock outstanding. Consequently, unless a majority of the shares held by non-affiliates are voted in favor of any proposed acquisition, the acquisition will not be consummated.

•
We have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm stating that the business combination is fair to our stockholders from a financial point of view.

All of our officers and directors are beneficial owners of shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors are beneficial owners of our common stock through their partnership interest in FCF, one of our initial stockholders. FCF also invested $2,000,004 to acquire the Insider Units. FCF has waived its right to receive distributions with respect to its initial shares and the shares included within the Insider Units upon our liquidation if we are unable to consummate a business combination. The shares acquired prior to our initial public offering and the shares included in the Insider Units, as well as any warrants included in the Insider Units will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

The requirement that we complete a business combination by October 11, 2008 may give potential target businesses leverage over us in negotiating a business combination.

We will dissolve and promptly distribute only to our public stockholders the amount in our trust fund (subject to our obligations under Delaware law for claims of creditors) plus any remaining net assets if we do not effect a business combination by October 11, 2008. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any target business. This risk will increase as we get closer to October 11, 2008.

The requirement that we complete a business combination by October 11, 2008 may motivate our directors to approve a business combination during that time period so that they may get their out-of-pocket expenses reimbursed.

Each of our executive officers may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination by October 11, 2008, then any expenses incurred by such individuals in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our executive officers, who are also our directors, may have an incentive to complete a business combination other than just what is in the best interest of our stockholders.

The criteria used by our officers and directors in evaluating target companies could be different from those of public stockholders in ways that do not benefit such public stockholders due to a number of factors including risk preference and diversification.

Each of our officers and directors is currently affiliated with FCF, one of our initial stockholders. FCF is the general partner of three partnerships that invest in growth equity opportunities in Israeli-related technology companies. FCF’s current investment portfolio has, and will most likely in the future have, investments in different companies. On the other hand, it is likely that we will only acquire one company. Because FCF’s total return on investment will only be in part due to its return on its investment in us, it may be willing to take on more or less risk than our public stockholders, depending on the volatility of the other companies in which it has invested. In addition, when evaluating potential target companies, FCF may consider how the potential target can or cannot help to diversify the risk of its then investment portfolio. Such consideration, if given by our officers and directors, would not be for the benefit of our public stockholders.

If our common stock becomes subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•
provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Initially, it is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Substantially all of the net proceeds from our initial public offering, together with all of the proceeds from the sale of the Insider Units, provided us with only approximately $26,000,000 which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially, it is probable that we will have the ability to complete a business combination with only a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust fund. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust fund for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expected. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders collectively own 22.7% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units or shares in the public market. If they do, we cannot assure you that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

In connection with our initial public offering, as part of the units, we issued warrants to purchase 8,000,000 shares of common stock as part of the units offering and warrants to purchase 666,668 shares of common stock included in the Insider Units. In addition, EarlyBirdCapital exercised an over allotment option to purchase 535,000 units, which, resulted in the issuance of an additional 1,070,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

If our initial stockholders exercise their registration rights, and/or if EarlyBirdCapital elects to exercise its purchase option, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. In addition, we sold to EarlyBirdCapital an option to purchase up to a total of 400,000 units identical to those units offered in our initial public offering. If this purchase option is exercised, and all of the underlying warrants are also exercised, there will be an additional 1,200,000 shares of our common stock eligible for trading in the public market. The presence of these additional shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.

Our securities are quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust fund, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trust agent only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act of 1940, compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc. If such an event were to occur, it is possible that state securities administrators may restrict the ability of investors in certain states to invest in our common stock.

Although each of our directors beneficially owns shares of our common stock, no salary or other compensation will be paid to our directors for services rendered by them on our behalf prior to or in connection with a business combination. Accordingly, we believe our non-executive directors would be considered “independent” as that term is commonly used. Such exchanges define “independent” as a person, other than an officer or employee of the company or any parent or subsidiary, having no relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Equity ownership of non-executive directors is not relevant to the definition of independence. However, under the policies of the North American Securities Administrators Association, Inc., an international organization devoted to investor protection, because each of our directors beneficially owns shares of our securities and may receive reimbursement for out-of-pocket expenses incurred by them in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, state securities administrators could take the position that all of such individuals are not “independent.” If this were the case, they would take the position that we would not have the benefit of any independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Additionally, there is no limit on the amount of out-of-pocket expenses that could be incurred and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which would include persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Although we believe that all actions taken by our directors on our behalf will be in our best interests, whether or not they are deemed to be “independent,” we cannot assure you that this will actually be the case. If actions are taken, or expenses are incurred that are actually not in our best interests, it could have a material adverse effect on our business and operations and the price of our securities.

Because any target business that we attempt to complete a business combination with will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, prospective target businesses may be limited.

In accordance with requirements of United States federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, United States generally accepted accounting principles and audited in accordance with United States generally accepted auditing standards. To the extent that a prospective target business does not have financial statements which have been prepared with, or which can be reconciled to, United States generally accepted accounting standards, and audited in accordance with United States generally accepted auditing standards, we will not be able to acquire such target business. These financial statement requirements may limit the pool of potential target businesses which we may acquire.

If we determine to change domiciles in connection with a business combination, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business and we may not be able to enforce our legal rights.

In connection with a business combination, we may determine to relocate the home jurisdiction of our business from Delaware to a jurisdiction outside of the United States, including Israel. If we determine to do this, the new jurisdiction’s corporate law will control our corporate governance requirements and will determine the rights of our shareholders. The new jurisdiction’s corporate law may provide less protection to our shareholders than is afforded by Delaware law. Any such reincorporation will also likely subject us to foreign regulation, including foreign taxation. In addition, upon reincorporation, we may become a “foreign private issuer” for purposes of United States securities laws, which means that we may be subject to less stringent reporting requirements and that some provisions of the United States securities laws (such as the proxy rules and the short-swing trading rules) would not apply to us. Furthermore, whether or not we reincorporate outside the United States, the new jurisdiction’s laws will likely govern all of our material agreements relating to the operations of the target business. We cannot assure you that the system of laws and the enforcement of existing laws in such jurisdiction would be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements in a new jurisdiction could result in a significant loss of business, business opportunities or capital.

Risks related to operations in Israel

Acquisitions of companies with operations in Israel entail special considerations and risks. If we are successful in acquiring a target business with operations in Israel, we will be subject to, and possibly adversely affected by, the following risks:

Because our directors and officers reside outside of the United States, it may be difficult for investors to enforce their legal rights against such individuals.

Each of our directors and officers resides outside of the United States, and although our directors have agreed that they will be jointly and severally liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us if we were to liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, we cannot assure you that they will be able to satisfy those obligations. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

After the consummation of a business combination, it is likely that substantially all of our assets will be located outside of the United States, and therefore may be difficult for investors to enforce their legal rights against us.

After the consummation of a business combination, it is likely that substantially all of our assets will be located outside of the United States. It may not be possible for investors in the United States to effect service of process upon us, or to enforce their legal rights against us. It is also possible that some of our assets may be in jurisdictions that do not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States, and therefore even if investors were able to get a judgment against us in a U.S. court, they may not be able to get such a judgment enforced.

If there are significant shifts in the political, economic and military conditions in Israel, it could have a material adverse effect on our profitability.

If we consummate a business combination with a target business in Israel, it will be directly influenced by the political, economic and military conditions affecting Israel at that time. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has caused security and economic problems in Israel. Since September 2000, there has been a marked increase in violence, civil unrest and hostility, including armed clashes, between the State of Israel and the Palestinians, primarily but not exclusively in the West Bank and Gaza Strip. The election of representatives of the Hamas movement to a majority of seats in the Palestinian Legislative Council in January 2006 created additional unrest and uncertainty. In July and August of 2006, Israel was involved in a full-scale armed conflict with Hezbollah in southern Lebanon. On August 14, 2006, a ceasefire was declared relating to that armed conflict, although it is uncertain whether or not the ceasefire will hold. Continued hostilities between Israel and its neighbors and any failure to settle the conflict could have a material adverse effect on the target business and its results of operations and financial condition. Further deterioration of the situation might require more widespread military reserve service by some of the Israeli employees of the target business and might result in a significant downturn in the economic or financial condition of Israel. Israel is also a party to certain trade agreements with other countries, and material changes to these agreements could have an adverse effect on our business.

If relations between the United States and Israel deteriorate, it could cause potential target businesses or their goods or services to become less attractive.

Israel and the United States have historically had a positive relationship. A significant amount of Israel’s economic development has been financed principally by military and economic aid from the United States and many Israeli companies have been financed by United States venture capital and investment concerns. If the relationship between the United States and Israel deteriorates, it could adversely affect our operations or cause potential target businesses or their goods or services to become less attractive.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

Generally, all nonexempt male adult citizens and permanent residents of Israel, including some of our officers and directors, are obligated to perform military reserve duty annually, and are subject to being called to active duty at any time under emergency circumstances. Executive officers or key employees of a target business may also reside in Israel and be required to perform similar annual military reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of these officers or key employees due to military service. Any such disruption could adversely affect our operations and profitability.

Because a substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses is incurred in Israeli currency, a target business’ revenue may be reduced due to inflation in Israel and currency exchange rate fluctuations.

A substantial portion of many Israeli companies’ revenues is generated in dollars and euros, while a significant portion of their expenses, principally salaries and related personnel expenses, are paid in Israeli currency. As a result, a target business will likely be exposed to the risk that the rate of inflation in Israel will exceed the rate of devaluation of Israeli currency in relation to the dollar or the euro, or that the timing of this devaluation will lag behind inflation in Israel. Because inflation has the effect of increasing the dollar and euro costs of an Israeli company’s operations, it would therefore have an adverse effect on our dollar-measured results of operations following a business combination.

Exchange controls may restrict our ability to utilize our cash flow.

If we acquire a company in Israel, we may be subject to existing or future rules and regulations on currency conversion. In 1998, the Israeli currency control regulations were liberalized significantly, and there are currently no currency controls in place (although there still are reporting requirements for foreign currency transactions). However, legislation remains in effect pursuant to which such currency controls could be imposed in Israel by administrative action at any time. We cannot assure you that such controls will not be reinstated, and if reinstated, would not have an adverse effect on our operations.

The termination or reduction of tax and other incentives that the Israeli government provides to qualified domestic companies may increase the costs involved in operating a company in Israel.

The Israeli government currently provides tax and capital investment incentives to qualified domestic companies. Additionally, the Israeli government currently provides grant and loan programs relating to research and development, marketing and export activities. In recent years, the Israeli government has reduced the benefits available under these programs and Israel Government authorities have indicated that the government may in the future further reduce or eliminate the benefits of those programs. We cannot assure you that such benefits and programs would continue to be available following a business combination, or if available, to what extent. If such benefits and programs were terminated or further reduced, it could have an adverse effect on our results of operations following a business combination or make a specific business combination less attractive.

Any Israeli government grants we receive for research and development expenditures may be reduced or eliminated due to government budget cuts, and these grants limit or prohibit our ability to manufacture products and transfer know-how outside of Israel and require us to satisfy specified conditions.

Following a business combination, the target business we acquire may be receiving, or may receive in the future, grants from the government of Israel through the Office of the Chief Scientist of Israel’s Ministry of Industry, Trade and Labor for the financing of a portion of our research and development expenditures in Israel. Upon our acquisition of such entity, the Office of Chief Scientist will determine whether the entity will be eligible to continue receiving grants following the business combination. Additionally, the Israeli government has reduced the benefits available under this program in recent years and has indicated that it may reduce or eliminate these benefits in the future. When know-how or products are developed using Chief Scientist grants, the terms of these grants limit or prohibit the transfer of the know-how out of Israel and would limit our ability to manufacture products based on this know-how outside of Israel without the prior approval of the Office of the Chief Scientist. Any approval, if given, will generally be subject to additional financial obligations. If we fail to comply with the conditions imposed by the Office of the Chief Scientist, including the payment of royalties with respect to grants received, we may be required to refund any payments previously received, together with interest and penalties. The difficulties in obtaining the approval of the Office of the Chief Scientist for the transfer of manufacturing rights out of Israel could have a material adverse effect on strategic alliances or other transactions that we may enter into in the future that provide for such a transfer. If we acquire a target business in Israel, any non-Israeli who becomes a holder of 5% or more of our outstanding common stock will be required to notify the Office of the Chief Scientist and to undertake to observe the law governing the grant programs of the Office of the Chief Scientist.

The anti-takeover effects of Israeli laws may delay or deter a change of control of the target business.

Under the Israeli Companies Law, a merger is generally required to be approved by the shareholders and board of directors of each of the merging companies (however, shareholder approval isn’t required if the company that will not survive is controlled by the surviving company and the law provides some exceptions to the shareholder approval requirement in the surviving company). Shares held by a party to the merger and certain of its affiliates are not counted toward the required approval. If the share capital of the company that will not be the surviving company is divided into different classes of shares, the approval of each class is also required. A merger may not be approved if the surviving company will not be able to satisfy its obligations. At the request of a creditor, a court may block a merger on this ground. In addition, a merger can be completed only after all approvals have been submitted to the Israeli Registrar of Companies, provided that 30 days have elapsed since shareholder approval was received and 50 days have passed from the time that a proposal for approval of the merger was filed with the Registrar.

The Israeli Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer, if as a result of the acquisition, the purchaser would become a holder of 25% or more of the voting power at general meetings, and no other shareholder owns a 25% stake in the company. Similarly, the Israeli Companies Law provides that an acquisition of shares in a public company must be made by means of a tender offer if, as a result of the acquisition, the purchaser would become a holder of 45% or more of the voting power at general meetings, unless someone else already holds 45% of the voting power. An acquisition from a 25% or 45% holder, which turns the purchaser into a 25% or 45% holder respectively, does not require a tender offer. An exception to the tender offer requirement may also apply when the additional voting power is obtained by means of a private placement approved by the general meeting of shareholders. These rules also do not apply if the acquisition is made by way of a merger.

The Israeli Companies Law also provides specific rules and procedures for the acquisition of shares held by minority shareholders, if the majority shareholder shall hold more than 90% of the outstanding shares.

These laws may have the effect of delaying or deterring a change in control of an Israeli company, and should we desire to acquire control of a target business we may encounter difficulties achieving such control.

We may be deemed to be effectively managed and controlled from Israel, and thus be treated as an Israeli entity for tax purposes.

Although we were formed under Delaware law and are a U.S. corporation, our directors and executive officers are all Israeli residents, and shall be managing our affairs from Israel. Additionally, as we will be searching for a target business that has operations or facilities located in Israel, or that may benefit from establishing operations or facilities in Israel, most of our activities shall be in Israel. Therefore, we may be deemed to be effectively managed and controlled from Israel, and thus be treated as an Israeli entity for tax purposes, in which case we will be taxed according to Israeli law.

Risks Relating to Enforcement of Legal Process

Third parties are likely to have difficulty in enforcing judgments obtained in the United States against us, our directors or our officers.

We have appointed Corporation Service Company as our agent to receive service of process in any action against us in the United States. Each of our directors and officers reside outside the United States. Each of our officers or directors has consented to service of process in the State of New York and to the jurisdiction of the courts of the State of New York or of the United States of America for the Southern District of New York. However, since most of our and such persons’ assets are outside the United States, any judgment obtained in the United States against us or such persons may not be collectible within the United States.

Furthermore, there is substantial doubt as to the enforceability of civil liabilities under the Securities Act or the Exchange Act in original actions instituted in Israel, and the enforceability of a judgment obtained in the United States against us or our officers and directors may be difficult.

Our directors have agreed, pursuant to agreements with us and EarlyBirdCapital, that, if we liquidate prior to the consummation of a business combination, they will be jointly and severally liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for, or for products sold to us, in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that they would be able to satisfy those obligations.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain our executive offices at 14 Hamelacha Street, Park Afek, Rosh Ha’ayin 48091, Israel. The cost for this space is included in the $7,500 per-month fee FCM charges us for general and administrative services. FCM provides management services to and is affiliated with FCF. This arrangement is solely for our benefit and is not intended to provide FCF or our officers or directors compensation in lieu of salary. We believe, based on rents and fees for similar services in Israel, that the fee charged by FCM is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols FSMOU, FSMO and FSMOW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 12, 2006 and since the common stock and warrants commenced public trading on November 21, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2006:
Fourth Quarter*	$6.23	$5.84	$5.40	$5.25	$0.41	$0.30

*From October 12, 2006

Holders

As of March 27, 2007, there were 70 holders of record of our units, 63 holders of record of our common stock and 78 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans.

None

Recent Sales of Unregistered Securities

In December 2005, we issued an aggregate of 1,000,000 shares of our common stock at a purchase price of $0.025 per share, for an aggregate of $25,000 in cash. These shares were issued as follows: 950,000 to FCF and 50,000 shares to Michael Chill, one of our Special Advisors. In January 2006, FCF transferred 50,000 of its shares to Yair Seroussi, one of our Special Advisors. Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

The ownership of our common stock prior to the completion of our initial public offering is as set forth in the following table:

Name	Number of Shares	Relationship to Us

Fortissimo Capital Fund GP, L.P.(1)	900,000	Initial Stockholder
Yair Seroussi	50,000	Special Advisor
Michael Chill	50,000	Special Advisor

(1)
Each of our officers and directors is a partner of FCF and as such indirectly are beneficial holders of our common stock held by FCF. Such officers and directors disclaim beneficial ownership of the shares held by FCF, except to the extent of their pecuniary interest therein. FCF holds its shares on behalf of Fortissimo, the three parallel partnerships in which it serves as the General Partner.

Use of Proceeds from Registered Securities.

On October 17, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 25, 2006, we consummated the closing of an additional 535,000 units that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,210,000 (not including $2,000,004 from the sale of the Insider Units). EarlyBirdCapital, Inc. acted as the underwriter. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-131417). The Securities and Exchange Commission declared the registration statement effective on October 11, 2006.

We paid approximately $1,742,350 in underwriting discounts and commissions (not including $352,350 which was deferred by the Underwriter until completion of a Business Combination), and approximately $481,718 was paid for costs and expenses related to our initial public offering.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering were approximately $26,633,686, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $279,684 in interest through December 31, 2006.

Repurchases of Equity Securities.

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We were incorporated on December 27, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

We consummated our initial public offering on October 17, 2006. All activity from December 27, 2005 through October 17, 2006 related to our formation and our initial public offering. Since October 17, 2006, we have been searching for prospective target businesses to acquire.

Net income of $89,329 for the fiscal year ended December 31, 2006 consisted of net financial income of $223,775 offset by $89,973 of general and administrative expenses and a tax provision of $44,473.

$26,257,650 of the net proceeds of our initial public offering ($26,537,334 including interest) are in trust, with the remaining net proceeds of $728,386 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2006, we had cash outside of the trust fund of $692,100 and total liabilities of $193,177 (not including $352,350 deferred underwriting fees), and working capital, excluding amounts held in trust, of $560,031. We believe that we have sufficient available funds outside of the trust fund to operate through October 11, 2008, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

Commencing on October 11, 2006 and ending upon the acquisition of a target business, we began incurring a fee from Fortissimo Capital Management Ltd (“FCM”), an affiliate of FCF, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in December 2005 and in January 2006, FCF advanced an aggregate of $115,000 to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the proceeds of the offering.

In connection with our initial public offering, we issued an option, for $100, to EarlyBirdCapital to purchase 400,000 units at an exercise price of $7.50 per unit, with each unit consisting of one share of common stock and two warrants. The warrants underlying such units are exercisable at $6.25 per share. We accounted for the fair value of the Underwriter’s option, inclusive of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The Company estimates that the fair value of the Underwriter’s Option is approximately $1,485,882 ($3.71 per Unit) using a Black-Scholes option-pricing model. The fair value of the Underwriter’s Option is estimated as of the date of grant using the following assumptions: (1) expected volatility of 77.9%, (2) risk-free interest rate of 4.77% and (3) expected life of 5 years. The expected volatility in the preceding sentence was calculated as an average of the volatilities of publicly-traded companies in the United States, with a market capitalization between $20 million and $200 million, which are Israeli or Israeli-related. In calculating volatility for the representative companies, we used daily historical volatilities for the period of time equal to the term of the option (5 years). The Underwriter’s Option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The Warrants underlying such Units will be exercisable at $5.00 per share. The Company will have no obligation to net cash settle the exercise of the Underwriter’s Option or the Warrants underlying the Underwriter’s Option. The holder of the Underwriter’s Option will not be entitled to exercise the Underwriter’s Option or the Warrants underlying the Underwriter’s Option unless a registration statement covering the securities underlying the Underwriter’s Option is effective or an exemption from registration is available. If the holder is unable to exercise the Underwriter’s Option or underlying Warrants, the Underwriter’s Option or Warrants, as applicable, will expire worthless.

In 2005, the Company had only one expense, relating to the formation of the Company in the amount of $3,000.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

 Our current directors and executive officers are as follows:

Name	Age	Position

Yuval Cohen	44	Chairman of the Board and Chief Executive Officer
Eli Blatt	44	Chief Financial Officer, Secretary and Director
Marc Lesnick	40	Vice President, Assistant Secretary and Director
Shmoulik Barashi	44	Vice President and Director
Yochai Hacohen	41	Vice President and Director

Yuval Cohen has served as our Chairman of the Board and Chief Executive Officer since our formation. Mr. Cohen is the Founding and Managing Partner of FCF, which was established in January 2003. From February 2002 through January 2003, Mr. Cohen worked on the formation of Fortissimo and served on the boards of directors of several technology companies in Israel. From September 1997 through February 2002, Mr. Cohen was a General Partner at Jerusalem Venture Partners (JVP), an international venture capital firm with over $650 million under management. As a General Partner of JVP, Mr. Cohen co-led fundraising efforts, and was involved in all investment decisions and the management of various JVP portfolio companies. Mr. Cohen led the investment and served on the board of several JVP portfolio companies, including the following: Precise Software Solutions, Inc. (Nasdaq: PRSE, later sold to Veritas - Nasdaq:VRTS), T.sqware, Inc. (sold to Globespan, Inc., Nasdaq: GSPN), PowerDsine Ltd. (Nasdaq: PDSN), Sheer Networks (sold to Cisco-Nasdaq: CSCO), Sphera Corporation and Celltick Technologies. From June 1996 through August 1997, Mr. Cohen was the Vice President of Marketing at VDOnet Corporation, a provider of software solutions for video over the Internet. From May 1995 through June 1996, Mr. Cohen served as the Vice President of Business Development at DSP Group, Inc. (Nasdaq: DSPG), a provider of DSP software and hardware solutions for communications and computer markets. From December 1991 through May 1995, Mr. Cohen served as the Manager of Business Development at Intel Capital at Intel Corporation (Nasdaq: INTC). Mr. Cohen is the Chairman of the board of directors of Telrad Networks Ltd. (“Telrad”), a telecommunication equipment provider, and NUR Macroprinters Ltd. (“NUR”; Nasdaq: NURM.PK), a developer, manufacturer and marketer of wide-format inkjet printers, presses and related ink products, both of which are portfolio companies of Fortissimo. Mr. Cohen also serves on the board of directors of Hadasit Bio-Holdings Ltd., a holding company of medical and biotech startup companies controlled by Hadassah Hospital in Israel and publicly traded on the Tel Aviv Stock Exchange. Mr. Cohen received an MBA from the Harvard Business School and a B.Sc. in Industrial Engineering from Tel Aviv University.

Eli Blatt has served as our chief financial officer and secretary and a member of our board of directors since our formation. Mr. Blatt joined FCF as a partner in January 2005. Prior to joining FCF, from March 1999 through December 2004, Mr. Blatt was the Chief Financial Officer and Vice President operations of Noosh, Inc., a supplier of cross-enterprise e-business software solutions. At Noosh, Mr. Blatt was responsible for the general management of Noosh’s Finance and Operations activities including the company’s M&A strategy and initiatives. From September 1997 through February 1999, Mr. Blatt was the Director of Operations at CheckPoint Software Technologies Inc., an Internet security company, where he was responsible for OEM operations, product licensing and customer service. From February 1995 through August 1997, Mr. Blatt served as the Operations Controller at Madge Networks (sold to Lucent). From September 1993 through January 1995, Mr. Blatt held Finance and Operations positions at Intel Corporation. Mr. Blatt serves on the boards of directors of Telrad, NUR and RadView Software Ltd. (“RadView”; OTC BB:RDVWF), a provider of application testing software and services. Mr. Blatt received an MBA degree from Indiana University and a B.Sc. degree in Industrial Engineering from Tel Aviv University. Mr. Blatt also served as a fighter pilot in the Israeli air force.

Marc Lesnick has served as a Vice President and a member of our board since our formation, and as our Assistant Secretary since January 30, 2006. Mr. Lesnick joined FCF as a partner in May 2003. From October 2001 through May 2003, Mr. Lesnick served as an independent consultant to high tech companies and institutional investors. From September 1997 through June 1999, Mr. Lesnick served as the Managing Director at Jerusalem Global, a boutique investment bank that specialized in raising capital for Israeli based technology startup companies. Mr. Lesnick managed a team of 10 professionals and was instrumental in raising in excess of $250 million for 35 companies, several of which later went public or were acquired. Mr. Lesnick was also part of the founding team of Yazam.com, a spin off of Jerusalem Global where he served as the Executive Vice President from June 1999 through September 2001. Prior to moving to Israel and joining Jerusalem Global, Mr. Lesnick served as a senior corporate attorney at the New York offices of Weil, Gotshal & Manges from September 1992 through September 1997. Mr. Lesnick serves on the board of directors of Telrad. Mr. Lesnick received a JD from the University of Pennsylvania and a BA from Yeshiva University.

Shmoulik Barashi has served as a Vice President and a member of our board since our formation. Mr. Barashi joined FCF as a partner in May 2005. From January 2001 through May 2005, Mr. Barashi served as a senior partner in BDO Ziv Haft, one of the five largest accounting firms in Israel. Ziv Haft is the Israeli representative office of the international accounting firm of BDO. At BDO, Mr. Barashi specialized in corporate finance, IPO’s, deal structuring, business consultancy, auditing and tax. From March 1993 through December 2000, Mr. Barashi managed his own accounting firm, which he later merged into BDO Ziv Haft. Mr. Barashi serves on the board of directors of NUR. Mr. Barashi received an MBA from Hebrew University (specialty - finance) and an LLM from Bar Ilan University. Mr. Barashi is a certified public accountant in Israel.

Yochai Hacohen has served as a Vice President and a member of our board since our formation. Mr. Hacohen joined FCF as a partner in May 2004. From May 2003 through May 2004, Mr. Hacohen was the General Manager of a U.S. division of Magal Security Systems Ltd. (Nasdaq: MAGS), a provider of hardware and software solutions for the security market. Mr. Hacohen opened the U.S. office on behalf of Magal. From October 1998 through September 2002, Mr. Hacohen served as the Director of European sales and Marketing at Nice Systems Ltd. (Nasdaq: NICE) Video division, a provider of digital video and audio recording solutions. From August 1995 through October 1998, Mr. Hacohen served as a project manger at Dover Medical, a medical technology company. Mr. Hacohen serves on the board of directors of RadView. Mr. Hacohen has been serving as the acting chief executive officer of RadView since June 2006. Mr. Hacohen received an MBA in marketing and a B.Sc. in Biotechnology from Tel Aviv University. Mr. Hacohen also served in an elite intelligence unit in the Israeli defense forces.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Mr. Hacohen, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Barashi and Lesnick, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Messrs. Blatt and Cohen, will expire at the third annual meeting.

Special Advisors

We also may consult from time-to-time with certain individuals who have demonstrated experience in the financial and technology-related sectors, who we call our special advisors. Our special advisors have no formal rights or duties as such, are not considered consultants or members of our management and therefore owe no fiduciary duties to us or our stockholders. We consider all special advisors to have equal stature and we expect them to act as an informal advisory panel for us. We expect to look to our special advisors primarily for assistance with locating and evaluating prospective target businesses.

We have initially identified the following individuals as our special advisors:

Yair Seroussi is currently the Managing Director of Amdeal Holdings Ltd., an entity acting as the advisory director of Morgan Stanley in charge of its activities in Israel, a position he has held since 1993. Mr. Seroussi serves as a director of the following companies: DSP Group, Inc., a fabless semiconductor company traded on Nasdaq; Israel Corp., an Israeli holding company traded on the The Tel Aviv Stock Exchange; Aspen Real Estate, a real estate company traded on the The Tel Aviv Stock Exchange; and Frutarom Industries, a multinational flavor and fragrance company traded on the London and Tel Aviv stock exchange. Since 2002, Mr. Seroussi also has served as Chairman of Eyal Microwave, a privately-held designer and manufacturer of microwave applications. Mr. Seroussi is also Chairman of the Investment Committee of Mivtachim Pension & Provident fund (Israel’s largest pension fund) and serves on the Board of Governors of the Hebrew University. During the 1980’s and up until 1992, Mr. Seroussi served in senior positions in the Israeli Ministry of Finance. During the 1980’s, he served as a member of Israel’s Office of the Chief Scientist and the Investment Center of the Ministry of Industry, Trade and Labor. Mr. Seroussi received a BA in Economics and Political Science from Hebrew University.

Michael Chill is currently the Head of Direct Investments at Paramount BioCapital, Inc. and has been in that position since July 2005. Mr. Chill’s focus has been on emerging growth companies within the high tech sector. From July 2003 to April 2005, Mr. Chill served as a Portfolio Analyst for Vertical Ventures (now Iroquois Capital), a New York based investment firm specializing in structured direct investments in public companies. From May 2001 to July 2003, Mr. Chill acted as an independent consultant for high tech companies, venture capital firms and hedge funds. From February 2000 to April 2001, Mr. Chill served as the Chief Executive Officer and Managing Director of the Investment Banking Group of Jerusalem Global, an investment banking and venture capital firm. From March 1998 to February 2000, Mr. Chill was a Managing Director of the Technology Investment Banking Group of Gruntal & Company. From 1995 to 1998, Mr. Chill was a Vice President of Investment Banking for Hampshire Securities, a company subsequently acquired by Gruntal & Company. Mr. Chill serves on the board of directors of Ulticom Inc., a Nasdaq National Market listed provider of service enabling signaling software for fixed, mobile, and Internet communications, and BluePhoenix Solutions Ltd., a Nasdaq National Market listed developer and marketer of IT products and solutions. Mr. Chill received a B.S. in Accounting from Yeshiva University and an M.B.A. in Finance and Management from Columbia Business School.

We may identify, from time to time, additional individuals to serve as special advisors if those individuals possess a level of experience within the sectors that we believe may be beneficial to us. We will not compensate individuals for service as special advisors, other than providing reimbursement for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

The Company adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. The Company will provide a copy of its code of ethics to any person without charge upon request. Requests for copies of our code of ethics should be sent in writing to Fortissimo Acquisition Corp., 14 Hamelacha Street, Park Afek, Rosh Haayin Israel 48091, Attention: Corporate Secretary.

ITEM 10. EXECUTIVE COMPENSATION

No executive officer has received any cash compensation for services rendered. Commencing on October 11. 2006 through the acquisition of a target business, we began paying FCM a fee of $7,500 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our officers compensation in lieu of a salary. Other than this $7,500 per-month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial stockholders, our officers and directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. Because our directors may not be deemed “independent,” we will generally not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 27, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares Beneficially Owned

Fortissimo Capital Fund GP, L.P.(1)	1,233,334	21.0%
Yuval Cohen(1)	1,233,334	21.0%
Eli Blatt(1)	1,233,334	21.0%
Marc Lesnick(1)	1,233,334	21.0%
Shmoulik Barashi(1)	1,233,334	21.0%
Yochai Hacohen(1)	1,233,334	21.0%
Michael Chill	50,000	0.9%
Yair Seroussi	50,000	0.9%
Hummingbird Management LLC(2)	460,000	7.8%
Sapling. LLC(3)	525,000	8.9%
Weiss Asset Management LLC(4)	592,500	10.1%
All directors and executive officers as a group (5 individuals)(1)	1,233,334	21.0%

(1)
Fortissimo Capital Fund GP, L.P. (“FCF”) is the General Partner of: (i) Fortissimo Capital Fund L.P.; (ii) Fortissimo Capital Fund (Israel) L.P. and (iii) Fortissimo Capital Fund (Israel - DP), L.P., three parallel partnerships that invest in Israeli-related technology growth companies. The general partner of FCF is Fortissimo Capital (GP) Management Ltd., a Cayman Island corporation (“FFC-GP”). The sole shareholder and director of FFC-GP is Yuval Cohen. FCF holds shares as nominee on behalf of each of these three partnerships. The pro rata allocation of the shares of our common stock owned by these three partnerships is 3.57%, 89.97% and 6.46%, respectively. FCF has agreed not to transfer these shares (other than to the three parallel partnerships), and if transferred to them, the three parallel partnerships have agreed not to transfer the shares to anyone else until the earliest of (a) three years following the date of our initial public offering and (b) the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business. Each of our officers and directors is a partner of FCF, and may therefore be deemed to be beneficial holders of the shares held by FCF. Such officers and directors disclaim beneficial ownership of the shares held by FCF, except to the extent of their pecuniary interest therein. The business address of FCF and each of the individuals listed in this table is c/o Fortissimo Acquisition Corp. is 14 Hamelacha Street, Park Afek, Rosh Ha’ayin 48091, Israel.

(2)
Based on the Schedule 13D filed by Hummingbird Management, LLC (“Hummingbird”) with the Securities and Exchange Commission (the “SEC”) on October 26, 2006. Hummingbird acts as investment manager to Hummingbird Value Fund, L.P. and to the Hummingbird Microcap Value Fund L.P. and has the sole investment discretion and voting authority with respect to the investments owned of record by each of those entities. The managing member of Hummingbird is Paul Sonkin. The principal business address of Hummingbird is 460 Park Avenue New York, New York 10022.

(3)
Based on the amended Schedule 13G filed by Sapling, LLC and related entities with the SEC on February 14, 2007. The securities reported represent shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership is the sole member of Sapling, and Fir Tree, Inc., a New York corporation, is the investment manager of both Sapling and Fir Tree Recovery. The business address of these entities is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(4)
Based on the amended Schedule 13G filed by Weiss Capital, LLC and related entities with the SEC on February 9, 2007. The securities reported represent shares owned by Weiss Capital LLC, Weiss Asset Management, LLC and Andrew Weiss, the managing member of both entities. The business address of each entity is 29 Commonwealth Avenue, Boston, Massachusetts 02116.

All of the shares of Common Stock owned by our initial stockholders were placed in escrow with American Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	three years following the date of our initial public offering; and

•
the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, FCF will not be able to sell or transfer the securities it beneficially owns (other than to the three parallel partnerships), and if transferred to them, the three parallel partnerships have agreed not to sell or transfer the shares to anyone else. In addition, during the escrow period, the individual holders of the initial shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our existing stockholders will receive any portion of the liquidation proceeds with respect to their initial shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 2005, we issued an aggregate of 1,000,000 shares of our common stock at a purchase price of $0.025 per share, for an aggregate of $25,000 in cash. These shares were issued as follows: 950,000 to FCF and 50,000 shares to Michael Chill, one of our Special Advisors. In January 2006, FCF transferred 50,000 of its shares to Yair Seroussi, one of our Special Advisors.

The ownership of our common stock prior to the completion of our initial public offering is as set forth in the following table:

Name	Number of Shares	Relationship to Us

Fortissimo Capital Fund GP, L.P.(1)	900,000	Initial Stockholder
Yair Seroussi	50,000	Special Advisor
Michael Chill	50,000	Special Advisor

(1)
Each of our officers and directors is a partner of FCF and as such indirectly are beneficial holders of our common stock held by FCF. Such officers and directors disclaim beneficial ownership of the shares held by FCF, except to the extent of their pecuniary interest therein. FCF holds its shares on behalf of Fortissimo, the three parallel partnerships in which it serves as the General Partner.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement entered into between the company and these parties. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

From October 11, 2006 through the acquisition of a target business, FCM makes available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay FCM $7,500 per month for these services. FCM is controlled by Yuval Cohen, our Chairman and Chief Executive Officer. FCM provides management services to and is affiliated with FCF. This arrangement is solely for our benefit and is not intended to provide FCF or Mr. Cohen compensation in lieu of salary. We believe, based on rents and fees for similar services in Israel, that the fee charged by FCM is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

FCF advanced to us $115,000 to cover expenses related to our initial public offering. These loans were repaid from the proceeds of our initial public offering.

FCF purchased 333,334 units at $6.00 per unit (for an aggregate purchase price of $2,000,004) from us, simultaneously with the consummation of our public offering. All of the proceeds we received from the sale of the Insider Units were placed in the trust fund. The Insider Units are identical to the units offered to the public. However, FCF has waived the right to receive distributions upon our liquidation prior to a business combination with respect to the securities underlying these units. FCF has also contractually agreed that the units and underlying securities will not be sold or transferred by it until after we have completed a business combination.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged. Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our existing stockholders, officers or directors who owned our common stock prior to our initial public offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination (regardless of the type of transaction that it is).

It is our intention that all ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us at the time of such transactions to be no less favorable than are available from unaffiliated third parties and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Fortissimo Capital Fund GP, LP. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Fortissimo Capital Fund L.P., Fortissimo Capital Fund (Israel), L.P. and Fortissimo Capital Fund (Israel-DP), L.P. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yair Seroussi. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Chill. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yuval Cohen. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eli Blatt. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc Lesnick. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Shmoulik Barashi (1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yochai Hacohen (1)

10.10	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant.(1) (2)

10.11	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.12	Form of Promissory Note issued to Fortissimo Capital Fund, GP, L.P. letter Agreement between A.F. Services Ltd. and Registrant regarding administrative support. (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)

10.14	Letter Agreement, between the Registrant and each of the Initial Stockholders. (1)

10.15(a)	Subscription Agreement between the Registrant and Fortissimo Capital Fund GP, LP. (1)

10.15(b)	Amendment No. 1 to Subscription Agreement. (1)

10.16	Form of Letter Agreement between the Registrant and Fortissimo Capital Management Company Ltd. regarding administrative support. (1)

10.17	Letter Agreement among the Registrant and Fortissimo Capital Fund GP, L.P. (1)

10.18	Form of Indemnification Agreement, among Fortissimo Capital Fund GP, L.P. and each of the Registrant’s officers and Directors. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-131417).

(2)	An amendment to this agreement appears in the Registrant’s 8-K filed with the SEC on March 26, 2007, which is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Goldstein Golub Kessler LLP (“GGK”) acts as our principal accountant.  GGK has a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provided non-audit services. GGK has no full time employees and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.  The following is a summary of fees paid or to be paid to GGK and RSM for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, we paid our principal accountant $50,500 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 18, 2006, and $18,950 for current audit fees.

Audit-Related Fees

During 2006, our principal accountants did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006, our principal accountants did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006, there were no fees billed for products and services provided by the principal accountants other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)

We have audited the accompanying balance sheets of Fortissimo Acquisition Corp. (a development stage corporation) (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from December 27, 2005 (inception) to December 31, 2005, and the cumulative period from December 27, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006, the period from December 27, 2005 (inception) to December 31, 2005, and the cumulative period from December 27, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York March 15, 2007

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEET

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash	$692,100	$67,500
Cash held in Trust (Note 3)	26,537,334	-
Prepaid expenses	19,243	-
Deferred tax asset	41,865	-

Total current assets	$27,290,542	$67,500

Deferred offering costs (Note 4)	-	27,000

Total assets	$27,290,542	$94,500

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$50,930	$17,500
Deferred trust interest income	55,909	-
Deferred underwriting fee (Note 1)	352,350	-
Loan from related party (Note 5)	-	55,000
Income tax payable (Note 6)	86,338	-

Total current liabilities	$545,527	$72,500

Common stock , subject to possible conversion, 906,547 shares at conversion value	5,248,907	-

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized as of December 31, 2006 and 2005; none issued or outstanding (Note 7)	-	-
Common stock - $.0001 par value; 21,000,000 authorized as of December 31, 2006 and 2005; 5,868,334 and 1,000,000 issued and outstanding as of December 31, 2006 and 2005, respectively (2006 - including 906,547 subject to possible conversion) (Note 1)	587	100
Additional paid-in capital	21,409,192	24,900
Retained earnings (deficit) accumulated during the development stage	86,329	(3,000)

Total stockholders' equity	21,496,108	22,000

Total liabilities and stockholders' equity	$27,290,542	$94,500

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
STATEMENT OF OPERATIONS

	For the year ended December 31, 2006	For the period from December 27, 2005 (inception) to December 31, 2005	For the period from December 27, 2005 (inception) to December 31, 2006

State franchise tax	$25,750	$-	$25,750
Admin and office support	20,026	-	20,026
Professional fees	23,039	-	23,039
Insurance	9,986	-	9,986
Travel	5,133	-	5,133
Formation expenses	-	3,000	3,000
Other expenses	5,771	-	5,771

Total costs and expenses	89,973	3,000	92,973

Interest income	223,775	-	223,775

Income (loss) before provision for income taxes	133,802	(3,000)	130,802

Provision for income taxes	44,473	-	44,473

Net income (loss) for the period	$89,329	$(3,000)	$86,329

Weighted average number of shares outstanding, basic and diluted	2,059,849	1,000,000	2,048,361

Net income (loss) per share	$0.04	$(0.00)	$0.04

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000
Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as at December 31, 2005	1,000,000	$100	$24,900	(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENT OF CASH FLOWS

	For the year ended December 31,		For the period from December 27, 2005 (inception) to December 31,		For the period from December 27, 2005 (inception) to December 31,
	2006		2005		2006
Cash flows from operating activities:

Net income (loss)		$89,329		$(3,000)		$86,329
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in trust		(279,684)		-		(279,684)
Changes in operating assets/liabilities:
Increase in prepaid expenses		(19,243)		-		(19,243)
Increase in accrued expenses		47,930		3,000		50,930
Increase in deferred tax asset		(41,865)		-		(41,865)
Increase in deferred trust interest income		55,909		-		55,909
Increase in income tax payable		86,338		-		86,338

Net cash used in operating activities		(61,286)		-		(61,286)

Cash flows from investing activities:

Cash held in trust fund		(26,257,650)		-		(26,257,650)

Net cash used in investing activities		(26,257,650)		-		(26,257,650)

Cash flows from financing activities:

Payment of notes payable - stockholders		(115,000)		-		(115,000)
Proceeds from sale of Units to public		27,210,000		-		27,210,000
Proceeds from issuance of shares to Initial Stockholders		-		25,000		25,000
Proceeds from notes payable - stockholders		60,000		55,000		115,000
Proceeds from sale of Unit Purchase Option		100				100
Proceeds from sale of Insider Units		2,000,004				2,000,004
Payment of offering expenses		(2,211,568)		(12,500)		(2,224,068)

Net cash provided by financing activities		26,943,536		67,500		27,011,036

Increase in cash		624,600		67,500		692,100

Cash at beginning of period		67,500		-		-

Cash at the end of the period		$692,100		$67,500		$692,100

Supplemental disclosure of non-cash financing activity :
Accrual of offering costs Deferred Underwriting Fee	$ $	- 352,350	$ $	14,500 -	$ $	- 352,350

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — GENERAL

The Company was incorporated on December 27, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006. On October 17, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 25, 2006, we consummated the closing of an additional 535,000 units that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,210,000 (not including $2,000,004 from the sale of Units to one of our initial stockholders as more fully described below).

The Company’s management had broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s directors have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) of approximately $545,000 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — GENERAL - Cont.

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

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

a. Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.  Net Income (Loss) per common stock:

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES - Cont.

c.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

d.	Fair Value of Financial Instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at December 31, 2006 and 2005.

e.	Deferred Interest:

Deferred interest consists of 19.99% of the interest earned on the investment held in trust, as it represents interest attributable to the common stock subject to possible conversion (See Note 1).

f.	Recently issued accounting pronouncements:

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We do not expect FIN 48 will have a material effect on our financial condition or results of operations.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 3:- INVESTMENTS HELD IN TRUST

Investments held in trust at December 31, 2006 consist of a zero coupon United States Treasury Bill with a face value of $26,563,000 purchased at a discount of 1.152%, due January 11, 2007 and carried on the Company’s financial statements at $26,537,334, which includes interest of $279,684 and trust cash of $632.

NOTE 4:   DEFERRED OFFERING COSTS

Deferred offering costs consist primarily of legal, accounting, underwriting and other fees and expenses incurred through the balance sheet date that were related to the Offering and were charged to equity upon the receipt of the capital raised.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 5:   LOANS FROM RELATED PARTY

The Company issued an aggregate of $115,000 unsecured, non-interest bearing, promissory notes to the Initial Stockholders, of which $55,000 was issued in December 2005, and the remainder was issued in January 2006. The notes were non-interest bearing and payable on the consummation of the Offering. Accordingly, such notes were repaid in October 2006 out of the proceeds of the Offering. Due to the short term nature of the notes, the fair value of the notes approximates their carrying amount.

NOTE 6:   INCOME TAXES

Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in future taxable or deductible amounts and are based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

As of December 31, 2005, the Company recorded a deferred income tax asset, principally for the tax effect of net operating loss carryforwards, aggregating approximately $1,000. In recognition of the uncertainty regarding the ultimate amount of income tax benefits to be derived, the Company has recorded a full valuation allowance.

The components of the provision for income taxes are as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Current:
Federal taxes	$86,338	$-

Deferred:
Federal taxes	(41,865)	-

Total provision for income taxes	$44,473	$-

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	December 31, 2006	December 31, 2005

Interest income deferred for reporting purposes	$19,009	$-
Expenses deferred for income tax purposes	22,856	-

Total deferred tax asset	$41,865	$-

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 6:   INCOME TAXES - (Cont.)

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	Year ended December 31, 2006	Year ended December 31, 2005

Statutory federal income tax rate	34.0%	(34.0%)
Increase (decrease) in valuation allowance	(0.8%)	34.0%

Effective income tax rate	33.2%	-

NOTE 7:   COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 11, 2006 and ending upon the consummation of a Business Combination. The statement of operations for the year ended December 31, 2006 includes $19,839 relating to this agreement.

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

NOTE 8:- STOCKHOLDERS’ EQUITY

a.	The Offering:

The Company sold 4,535,000 units ("Units") in the Offering, which included 535,000 Units that were sold upon the exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination with a target business or October 11, 2007 and expiring on October 10, 2010. The Warrants will be redeemable at a price of $.01

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 8:-  STOCKHOLDERS’ EQUITY - (Cont.)

b.	The Offering:

per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 400,000 Units at an exercise price of $7.50 per Unit (see Common Stock Commitments below).

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $1,485,882 ($3.71 per Unit) using a Black-Scholes option-pricing model. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $5.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in October 2006.

c.	Preferred Stock :

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

d.	Common Stock Commitments:

The Company has 10,936,668 shares of common stock commitments in the form of Warrants and the underwriters’ option, which are currently not exercisable.

e.	Common Stock Subject to Conversion

Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 9:-  EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 9,736,668 outstanding warrants, issued in connection with the initial public offering described in Note 1 has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 400,000 units included in the underwriters purchase option, as described in Note 1, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of March 2007.

FORTISSIMO ACQUISITION CORP.

By:	/s/ Yuval Cohen
Yuval Cohen
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yuval Cohen	Chairman of the Board and Chief	March 29, 2007
Yuval Cohen	Executive Officer (Principal Executive Officer)

/s/ Eli Blatt	Chief Financial Officer, Secretary and	March 29, 2007
Eli Blatt	Director (Principal Accounting and Financial Officer)

/s/ Marc Lesnick	Vice President, Assistant Secretary	March 29, 2007
Marc Lesnick	and Director

/s/ Shmoulik Barashi	Vice President and Director	March 29, 2007
Shmoulik Barashi

/s/ Yochai Hacohen	Vice President and Director	March 29, 2007
Yochai Hacohen