Form 10QSB
period 2007-03-31
Fortissimo Acquisition Corp.
filed 2007-05-15
CIK 1349318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007, 5,868,334 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I. Financial Information:

Item 1 - Financial Statements (Unaudited):

Condensed Balance Sheets as of March 31, 2007 and December 31, 2006	3

Condensed Statements of Operations for the Three Months Ended March 31, 2007, the Three Months Ended March 31, 2006, and the Period December 27, 2005 (inception) to March 31, 2007	4

Condensed Statements of Stockholders’ Equity for the Period December 27, 2005 (inception) to March 30, 2007	5

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2007, the Three Months Ended March 31, 2006, and the Period December 27, 2005 (inception) to March 31, 2007	6

Notes to Unaudited Condensed Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	12

Item 3 - Controls and Procedures	13

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 6 - Exhibits	14

Signatures	15

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$552,118	$692,100
Cash held in Trust (Note 3)	26,859,829	26,537,334
Pre-paid expenses	28,368	19,243

Total current assets	27,440,315	27,248,677

Deferred tax asset	83,670	41,865

Total assets	$27,523,985	$27,290,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$71,382	$50,930
Deferred trust interest income	120,376	55,909
Deferred underwriting fee (Note 2)	352,350	352,350
Income tax payable	105,027	86,338

Total current liabilities	649,135	545,527

Common stock , subject to possible conversion, 906,547 shares at conversion value	5,248,907	5,248,907

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding (Note 5)	-	-
Common stock - $.0001 par value; 21,000,000 authorized; 5,868,334 issued and outstanding (including 906,547 subject to possible conversion) (Note 1)	587	587
Additional paid-in capital	21,409,192	21,409,192
Retained earnings (deficit) accumulated during the development stage	216,164	86,329

Total stockholders' equity	21,625,943	21,496,108

Total liabilities and stockholders' equity	$27,523,985	$27,290,542

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations

	Three months ended March 31,	Three months ended March 31,	For the period from December 27, 2005 (inception) to March 31,
	2007	2006	2007
	(Unaudited)		(Unaudited)

State franchise tax	$6,438	$-	32,188
Admin and office support	22,500	-	42,526
Professional fees	7,313	-	30,352
Insurance	11,250	-	21,236
Travel	9,003	-	14,136
Formation expenses	-	-	3,000
Other expenses	8,423	350	14,462

Total costs and expenses	$64,927	$350	$157,900

Interest income	261,647	-	485,422

Income (loss) before provision for income taxes	196,720	(350)	327,522

Provision for income taxes	66,885	-	111,358

Net income (loss) for the period	$129,835	$(350)	$216,164

Weighted average number of shares outstanding, basic and diluted	5,868,334	1,000,000	2,797,374

Net income (loss) per share	$0.02	$(0.00)	$0.08

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

				Retained Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as of December 31, 2005	1,000,000	$100	$24,900	$(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108
Unaudited:
Net income for the period	-	-	-	129,835	129,835

Balance as at March 31, 2007	5,868,334	$587	$21,409,192	$219,164	$21,625,943

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows

	Three months ended March 31,	Three months ended March 31,	For the period from December 27, 2005 to March 31,
	2007	2006	2007
	(Unaudited)		(Unaudited)
Cash flows from operating activities:

Net income (loss)	$129,835	$(350)	$216,164
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in trust	(322,495)	-	(602,179)
Changes in operating assets/liabilities:
Increase in pre-paid expenses	(9,125)	-	(28,368)
Increase (decrease) in accrued expenses	20,452	(2,650)	71,382
Increase in deferred tax asset	(41,805)	-	(83,670)
Increase in deferred trust interest income	64,467	-	120,376
Increase in income tax payable	18,689	-	105,027

Net cash used in operating activities	(139,982)	(3,000)	(201,268)

Cash flows from investing activities:

Cash held in trust fund	-	-	(26,257,650)
Redemption of Treasury Bill held in trust	26,563,000	-	26,563,000
Purchase of Treasury Bill held in trust	(26,563,000)	-	(26,563,000)

Net cash used in investing activities	-	-	(26,257,650)

Cash flows from financing activities:

Payment of notes payable - stockholders	-	-	(115,000)
Proceeds from sale of Units to public	-	-	27,210,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from notes payable - stockholders	-	60,000	115,000
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Units	-	-	2,000,004
Payment of offering expenses	-	(122,323)	(2,224,068)

Net cash provided by (used in) financing activities	-	(62,323)	27,011,036

Increase (decrease) in cash	(139,982)	(65,323)	552,118
Cash at the beginning of the period	692,100	67,500	-

Cash at the end of the period	$552,118	$2,177	$552,118

Supplemental Schedule of non-cash financing activity :
Deferred Underwriting Fee	$-	$-	$352,350
Accrued offering costs	$-	$103,335	$-

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE 1:- INTERIM FINANCIAL INFORMATION

The condensed financial statements at March 31, 2007 and for the three months ended March 31, 2007 and for the period from December 27, 2005 (inception) to March 31, 2007 have been prepared by the Company and are unaudited.

In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Fortissimo Acquisition Corp. (the “Company”) as of March 31, 2007 and 2006 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at December 31, 2006 and for the period then ended included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2007, The December 31, 2006 balance sheet has been derived from the audited financial statements included in that 10-KSB. The statements of operations and cash flows have been derived from the audited financial statements included in an S-1 filed by the Company with the SEC on May 30, 2006.
The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in those filings.

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS

The Company was incorporated in Delaware on December 27, 2005 as a blank check company whose objective is to acquire an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel.

At March 31, 2007, the Company had not yet commenced any operations. All activity through March 31, 2007 relates to the Company’s formation and initial public offering described below.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006 and is discussed below. The Company’s management had broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account that was in effect during the first quarter of 2007, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) having a maturity of 180 days or less. As of March 21, 2007, the agreement governing the Trust Account was amended to allow for investment in any open ended investment company registered under the 1940 Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the 1940 Act as determined by the Company. The amendment enables the Company to invest in tax free securities. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements - (Continued)

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS - (Continued)

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 provides detailed guidance for the financial statements recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements - (Continued)

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS - (Continued)

No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company has no unrecognized tax benefits. During the first quarter of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at March 31, 2007.

Tax years 2005 and 2006 remain open to examination by the Internal Revenue Service. The Company expects no material changes to unrecognized tax positions within the next twelve months.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

NOTE 3:- INVESTMENTS HELD IN TRUST

Investments held in trust at March 31, 2007 consist of a zero coupon United States Treasury Bill with a face value of $26,870,000 purchased at a discount of 1.143%, due April 5, 2007 and carried on the Company’s financial statements at $26,859,829, which includes interest of $296,197 and trust cash of $845.

NOTE 4:- COMMITMENTS

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

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements - (Continued)

NOTE 5:- STOCKHOLDERS’ EQUITY

a.	The Offering:

The Company sold 4,535,000 units ("Units") in the Offering, which included 535,000 Units that were sold upon the exercise of the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination with a target business or October 11, 2007 and expiring on October 10, 2010. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 400,000 Units at an exercise price of $7.50 per Unit (see Common Stock Commitments below).

The Company accounted for the fair value of the option, inclusive of the receipt of the $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity. The Company estimated that the fair value of this option was approximately $ $1,529,710 ($3.82 per Unit) using a Black-Scholes option-pricing model. The option may be exercised for cash or on a ‘‘cashless’’ basis, at the holder’s option, such that the holder may use the appreciated value of the option (the difference between the exercise prices of the option and the underlying Warrants and the market price of the Units and underlying securities) to exercise the option without the payment of any cash. The warrants underlying such Units are exercisable at $5.00 per share, but otherwise have the same terms and conditions as the Warrants. Separate trading of the Common Stock and Warrants underlying the Company’s Units commenced in October 2006.

b.	Preferred Stock :

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

c.	Common Stock Commitments:

The Company has 10,936,668 shares of common stock commitments in the form of Warrants and the underwriters’ option, which are currently not exercisable.

d.	Common Stock Subject to Conversion

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

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements - (Continued)

NOTE 6:- EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 9,736,668 outstanding warrants, issued in connection with the initial public offering described in Note 1 has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 400,000 units included in the underwriters purchase option, as described in Note 2, along with the warrants underlying such units, has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

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

We consummated our Offering on October 17, 2006. Until consummation of the Offering, all of our activity related to our formation and the Offering. Since October 17, 2006, we have been searching for prospective target businesses to acquire.

Results of Operations

Net income of $129,835 reported for the quarter ended March 31, 2007 consists primarily of $22,500 expense for administrative services, $11,250 expense for director and officer liability insurance, $7,313for legal and accounting, $6,438 for franchise taxes, $66,885 for federal income taxes and $17,426 for other expenses. Interest on the trust fund investment was $258,028, excluding $64,467 of deferred interest, and interest earned on the money market account was $3,619.

Net loss of $350 reported for the quarter ended March 31, 2006 consists of administrative expenses.

Net income of $216,164 reported for the period from December 27, 2005 (inception) to March 31, 2007 consists primarily of $21,236 expense for director and officer liability insurance, $42,526 expense for a monthly administrative services agreement, $32,188 for franchise tax, $30,352 for legal and accounting, $111,358 for federal income taxes and $31,598 for other expenses. Interest on the trust fund investment was $485,422, excluding $120,376 of deferred interest, and interest earned on the money market account was $3,619.

Financial Condition and Liquidity

We consummated our initial public offering on October 17, 2006. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,985,936, of which $26,257,650 was deposited into the trust account (or $5.79 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 11, 2008, assuming that a business combination is not consummated during that time. From October 17, 2006 through October 17, 2008, we anticipate spending approximately $180,000 for the administrative fee payable to Fortissimo Capital Management Ltd ("FCM") ($7,500 per month for two years), $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 for expenses for the due diligence and investigation of a target business, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $200,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $100,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering and the sale of the Insider Units were approximately $26,633,586, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $602,179 in interest through March 31, 2007.

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

FORTISSIMO ACQUISITION CORP.

Dated: May 15, 2007	By:	/s/ Yuval Cohen
Yuval Cohen Chairman of the Board and Chief Executive Officer

By:	/s/ Eli Blatt
Eli Blatt Chief Financial Officer