Form 10QSB
period 2007-06-30
Fortissimo Acquisition Corp.
filed 2007-08-14
CIK 1349318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, 5,868,334 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
Part I. Financial Information:

Item 1 - Financial Statements (Unaudited):

Condensed Balance Sheets as of June 30, 2007 and December 31, 2006	3

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2007, the three and Six Months Ended June 30, 2006, and the Period December 27, 2005 (inception) to June 30, 2007	4

Condensed Statements of Stockholders’ Equity for the Period December 27, 2005 (inception) to June 30, 2007	5

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2007, the Six Months Ended June 30, 2006, and the Period December 27, 2005 (inception) to June 30, 2007	6

Notes to Unaudited Condensed Financial Statements	7-11

Item 2 - Management’s Discussion and Analysis or Plan of Operation	12

Item 3 - Controls and Procedures	13

Part II. Other Information

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6 - Exhibits	14

Signatures	15

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Balance Sheets

	June 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$397,006	$692,100
Cash held in Trust (Note 3)	27,101,873	26,537,334
Pre-paid expenses	14,993	19,243

Total current assets	27,513,872	27,248,677

Deferred tax asset	110,799	41,865

Total assets	$27,624,671	$27,290,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$42,927	$50,930
Deferred trust interest income	168,760	55,909
Deferred underwriting fee (Note 2)	352,350	352,350
Income tax payable	48,272	86,338

Total current liabilities	612,309	545,527

Common stock , subject to possible conversion, 906,547 shares at conversion value	5,248,907	5,248,907

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding (Note 5)	-	-
Common stock - $.0001 par value; 21,000,000 authorized; 5,868,334 issued and outstanding (including 906,547 subject to possible conversion) (Note 1)	587	587
Additional paid-in capital	21,409,192	21,409,192
Retained earnings accumulated during the development stage	353,676	86,329

Total stockholders' equity	21,763,455	21,496,108

Total liabilities and stockholders' equity	$27,624,671	$27,290,542

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,	For the period from December 27, 2005 (inception) to June 30,
	2007	2006	2007	2006	2007
	(Unaudited)		(Unaudited)		(Unaudited)

State franchise tax	$6,437	$-	$12,875	$-	$38,625
Admin and office support	22,500	-	45,000	-	65,026
Professional fees	31,206	-	38,519	-	61,558
Insurance	11,250	-	22,500	-	32,486
Travel	6,042	-	15,045	-	20,178
Formation expenses	-	-	-	-	3,000
Other expenses	6,591	-	15,014	350	21,053

Total costs and expenses	$84,026	$-	$148,953	$350	$241,926

Interest income	197,154	-	458,801	-	682,576

Income (loss) before provision for income taxes	113,128	-	309,848	(350)	440,650

Provision for (benefit from) income taxes	(24,384)	-	42,501	-	86,974

Net income (loss) for the period	$137,512	$-	$267,347	$(350)	$353,676

Weighted average number of shares outstanding, basic and diluted	5,868,334	1,000,000	5,868,334	1,000,000	3,305,479

Net income (loss) per share	$0.02	$(0.00)	$0.05	$(0.00)	$0.11

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

				Retained Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as of December 31, 2005	1,000,000	$100	$24,900	$(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108
Unaudited:
Net income for the period	-	-	-	267,347	$267,347

Balance as at June 30, 2007	5,868,334	$587	$21,409,192	$353,676	$21,763,455

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows

	Six months ended June 30,	Six months ended June 30,	For the period from December 27, 2005 (inception) to June 30,
	2007	2006	2007
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$267,347	$(350)	$353,676
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in trust	(564,539)	-	(844,223)
Changes in operating assets/liabilities:
Decrease (increase) in pre-paid expenses	4,250	-	(14,993)
Increase (decrease) in accrued expenses	(8,003)	(2,650)	42,927
Increase in deferred tax asset	(68,934)	-	(110,799)
Increase in deferred trust interest income	112,851	-	168,760
Increase (decrease) in income tax payable	(38,066)	-	48,272

Net cash used in operating activities	(295,094)	(3,000)	(356,380)

Cash flows from investing activities:
Cash held in trust fund	-	-	(26,257,650)
Redemption of Treasury Bill held in trust	53,433,000	-	53,433,000
Purchase of Treasury Bill held in trust	(26,563,000)	-	(26,563,000)
Purchase of Money Fund held in trust	(26,870,000)	-	(26,870,000)

Net cash used in investing activities	-	-	(26,257,650)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	-	(115,000)
Proceeds from sale of Units to public	-	-	27,210,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from notes payable - stockholders	-	60,000	115,000
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Units	-	-	2,000,004
Payment of offering expenses	-	(122,323)	(2,224,068)

Net cash provided by (used in) financing activities	-	(62,323)	27,011,036

Increase (decrease) in cash	(295,094)	(65,323)	397,006
Cash at the beginning of the period	692,100	67,500	-

Cash at the end of the period	$397,006	$2,177	$397,006

Supplemental Schedule of non-cash financing activity :
Deferred Underwriting Fee	$-	$-	$352,350
Accrued offering costs	$-	$152,215	$-

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE 1:-	INTERIM FINANCIAL INFORMATION

The condensed financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 and for the period from December 27, 2005 (inception) to June 30, 2007 have been prepared by the Company and are unaudited.

In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Fortissimo Acquisition Corp. (the “Company”) as of June 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the periods ended June 30, 2007, and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at December 31, 2006 and for the period then ended included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2007, The December 31, 2006 balance sheet has been derived from the audited financial statements included in that 10-KSB. The statements of operations and cash flows for the six months ended June 30, 2006 have been derived from the audited financial statements included in an S-1 filed by the Company with the SEC on August 29, 2006.
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

At June 30, 2007, the Company had not yet commenced any operations, other than evaluating potential acquisition candidates. All activity through June 30, 2007 relates to the Company’s formation and initial public offering and current activities described below.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006 and is discussed below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account that was in effect during the first quarter of 2007, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) having a maturity of 180 days or less. As of March 21, 2007, the agreement governing the Trust Account was amended to allow for investment in any open ended investment company registered under the 1940 Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the 1940 Act as determined by the Company. The amendment enables the Company to invest in tax free securities. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s directors have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The remaining net proceeds (not held in the Trust Account) of approximately $545,000 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109". FIN 48 provides detailed guidance for the financial statements recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Tax positions must meet a "more-likely-than-not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. Upon the adoption of FIN 48, the Company has no unrecognized tax benefits. During the first half of 2007, the Company recognized no adjustments for uncertain tax benefits.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2007.

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

Investments held in trust at June 30, 2007 consist of tax-free investments, which include accrued interest of 78,802.

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

Results of Operations

Net income of $267,347 reported for the six months ended June 30, 2007 consists primarily of $45,000 expense for administrative services, $22,500 expense for director and officer liability insurance, $38,519 for legal, accounting and other professional services, $12,875 for franchise taxes, $42,501 for federal income taxes and $30,059 for other expenses. Interest on the trust fund investment was $451,688, excluding $112,851 of deferred interest, and interest earned on the money market account was $7,113.

Net income of $137,512 reported for the three months ended June 30, 2007 consists primarily of $22,500 expense for administrative services, $11,250 expense for director and officer liability insurance, $31,206 for legal, accounting and other professional services, $6,437 for franchise taxes and $12,633 for other expenses, offset by an income tax benefit of $24,384. Interest on the trust fund investment was $193,660, excluding $48,384 of deferred interest, and interest earned on the money market account was $3,494.

Net loss of $350 reported for the six months ended June 30, 2006 consists of administrative expenses.

Net income of $353,676 reported for the period from December 27, 2005 (inception) to June 30, 2007 consists primarily of $32,486 expense for director and officer liability insurance, $65,026 expense for administrative services, $38,625 for franchise taxes, $61,558 for legal, accounting and other professional services, $86,974 for federal income taxes and $44,231 for other expenses. Interest on the trust fund investment was $675,463, excluding $168,760 of deferred interest, and interest earned on the money market account was $7,113.

Financial Condition and Liquidity

We consummated our initial public offering on October 17, 2006. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,633,586, of which $26,257,650 was deposited into the trust account (or $5.79 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 11, 2008, assuming that a business combination is not consummated during that time. From October 17, 2006 through October 17, 2008, we anticipate spending approximately $180,000 for the administrative fee payable to Fortissimo Capital Management Ltd ("FCM") ($7,500 per month for two years), $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 for expenses for the due diligence and investigation of a target business, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $200,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $100,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

ITEM 3. CONTROLS AND PROCEDURES

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering and the sale of the Insider Units were approximately $26,633,586, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $844,223 in interest through June 30, 2007.

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

FORTISSIMO ACQUISITION CORP.

Date: August 14, 2007	By:	/s/ Yuval Cohen
Yuval Cohen
Chairman of the Board and Chief Executive Officer

By:	/s/ Yuval Cohen
Eli Blatt
Chief Financial Officer