Form 10QSB
period 2007-09-30
Fortissimo Acquisition Corp.
filed 2007-11-14
CIK 1349318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, 5,868,334 shares of common stock, par value $.0001 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$261,186	$692,100
Cash held in Trust (Note 3)	27,345,444	26,537,334
Pre-paid expenses	1,618	19,243

Total current assets	27,608,248	27,248,677

Deferred tax asset	151,916	41,865

Total assets	$27,760,164	$27,290,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$101,869	$50,930
Deferred trust interest income	217,450	55,909
Deferred underwriting fee (Note 2)	352,350	352,350
Income tax payable	24,855	86,338

Total current liabilities	696,524	545,527

Common stock, subject to possible conversion, 906,547 shares at conversion value	5,248,907	5,248,907

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding (Note 5)	-	-
Common stock - $.0001 par value; 21,000,000 authorized; 5,868,334 issued and outstanding (including 906,547 subject to possible conversion) (Note 1)	587	587
Additional paid-in capital	21,409,192	21,409,192
Retained earnings accumulated during the development stage	404,954	86,329

Total stockholders' equity	21,814,733	21,496,108

Total liabilities and stockholders' equity	$27,760,164	$27,290,542

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations

	Three months ended September 30,	Three months ended September 30,	Nine months ended September 30,	Nine months ended September 30,	For the period from December 27, 2005 (inception) to September 30,
	2007	2006	2007	2006	2007
	(Unaudited)		(Unaudited)		(Unaudited)

State franchise tax	$6,438	$-	$19,313	$-	$45,063
Admin and office support	22,500	-	67,500	-	87,526
Professional fees	129,644	-	168,163	-	191,202
Insurance	11,250	-	33,750	-	43,736
Travel	12,104	-	27,149	-	32,282
Formation expenses	-	-	-	-	3,000
Other expenses	6,540	-	21,554	350	27,593

Total costs and expenses	$188,476	$-	$337,429	$350	$430,402

Interest income	197,253	-	656,054	-	879,829

Income (loss) before provision for income taxes	8,777	-	318,625	(350)	449,427

Provision for (benefit from) income taxes	(42,501)	-	-	-	44,473

Net income (loss) for the period	$51,278	$-	$318,625	$(350)	$404,954

Weighted average number of shares outstanding, basic and diluted	5,868,334	1,000,000	5,868,334	1,000,000	3,305,479

Net income (loss) per share	$0.01	$(0.00)	$0.05	$(0.00)	$0.11

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

				Retained Earnings
				(Deficit)
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as of December 31, 2005	1,000,000	$100	$24,900	$(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108

Unaudited:
Net income for the period	-	-	-	318,625	318,625

Balance as at September 30, 2007	5,868,334	$587	$21,409,192	$404,954	$21,814,733

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows

	Nine months ended September 30,	Nine months ended September 30,	For the period from December 27, 2005 (inception) to September 30,
	2007	2006	2007
	(Unaudited)		(Unaudited)
Cash flows from operating activities:
Net income (loss)	$318,625	$(350)	$404,954
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in trust	(808,110)	-	(1,087,794)
Changes in operating assets/liabilities:
Decrease (increase) in pre-paid expenses	17,625	-	(1,618)
Increase (decrease) in accrued expenses	50,939	(2,650)	101,869
Increase in deferred tax asset	(110,051)	-	(151,916)
Increase in deferred trust interest income	161,541	-	217,450
Increase (decrease) in income tax payable	(61,483)	-	24,855

Net cash used in operating activities	(430,914)	(3,000)	(492,200)

Cash flows from investing activities:
Cash held in trust fund	-	-	(26,257,650)
Redemption of Treasury Bill held in trust	53,433,000	-	53,433,000
Purchase of Treasury Bill held in trust	(26,563,000)	-	(26,563,000)
Purchase of Money Fund held in trust	(26,870,000)	-	(26,870,000)

Net cash used in investing activities	-	-	(26,257,650)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	-	(115,000)
Proceeds from sale of Units to public	-	-	27,210,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from notes payable - stockholders	-	60,000	115,000
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Units	-	-	2,000,004
Payment of offering expenses	-	(122,323)	(2,224,068)

Net cash provided by (used in) financing activities	-	(62,323)	27,011,036

Increase (decrease) in cash	(430,914)	(65,323)	261,186
Cash at the beginning of the period	692,100	67,500	-

Cash at the end of the period	$261,186	$2,177	$261,186

Supplemental Schedule of non-cash financing activity :
Deferred Underwriting Fee	$-	$-	$352,350
Accrued offering costs	$-	$223,030	$-

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE 1:- INTERIM FINANCIAL INFORMATION

The condensed financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 and for the period from December 27, 2005 (inception) to September 30, 2007 have been prepared by the Company and are unaudited.

In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Fortissimo Acquisition Corp. (the “Company”) as of September 30, 2007 and December 31, 2006 and the results of its operations and cash flows for the periods ended September 30, 2007, and 2006. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto at December 31, 2006 and for the period then ended included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 29, 2007, The December 31, 2006 balance sheet has been derived from the audited financial statements included in that 10-KSB. The statements of operations and cash flows for the nine months ended September 30, 2006 have been derived from the unaudited financial statements included in the Company's form 10-QSB filed by the Company with the SEC on December 22, 2006. The accounting policies used in preparing these unaudited condensed financial statements are consistent with those described in those filings.

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

At September 30, 2007, the Company had not yet commenced any operations, other than evaluating potential acquisition candidates. All activity through September 30, 2007 relates to the Company’s formation and initial public offering and current activities described below.

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006 and is discussed below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account that was in effect during the first quarter of 2007, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) having a maturity of 180 days or less. As of March 21, 2007, the agreement governing the Trust Account was amended to allow for investment in any open ended investment company registered under the 1940 Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the 1940 Act as determined by the Company. The amendment enables the Company to invest in tax free securities. The placing of funds in the Trust Account may not protect

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS - (Continued)

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at September 30, 2007.

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

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

NOTE 3:- INVESTMENTS HELD IN TRUST

Investments held in trust at September 30, 2007 consist of tax-free investments, which include accrued interest of $73,840.

NOTE 4:- COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 11, 2006 and ending upon the consummation of a Business Combination. The statements of operations for the three months and nine months ended September 30, 2007 include $25,500 and $67,500, respectively, related to this agreement.

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

d. Common Stock Subject to Conversion

Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount originally placed in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

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

Results of Operations

Net income of $318,625 reported for the nine months ended September 30, 2007 consists primarily of $67,500 expense for administrative services, $33,750 expense for director and officer liability insurance, $168,163 for legal, accounting and other professional services, $19,313 for franchise taxes, and $48,703 for other expenses. Interest on the trust fund investment was $646,569, excluding $161,541 of deferred interest, and interest earned on the money market account was $9,485.

Net income of $51,278 reported for the three months ended September 30, 2007 consists primarily of $22,500 expense for administrative services, $11,250 expense for director and officer liability insurance, $129,644 for legal, accounting and other professional services, $6,437 for franchise taxes and $18,644 for other expenses, offset by an income tax benefit of $42,501. Interest on the trust fund investment was $194,881, excluding $48,690 of deferred interest, and interest earned on the money market account was $2,372.

Net loss of $350 reported for the nine months ended September 30, 2006 consists of administrative expenses.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Notes to Unaudited Condensed Financial Statements

Net income of $404,954 reported for the period from December 27, 2005 (inception) to September 30, 2007 consists primarily of $43,736 expense for director and officer liability insurance, $87,526 expense for administrative services, $45,063 for franchise taxes, $191,202 for legal, accounting and other professional services, $44,473 for federal income taxes and $62,875 for other expenses. Interest on the trust fund investment was $870,344, excluding $217,450 of deferred interest, and interest earned on the money market account was $9,485.

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

ITEM 3. CONTROLS AND PROCEDURES.

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2007 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering and the sale of the Insider Units were approximately $26,633,586, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,087,794 in interest through September 30, 2007.

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

FORTISSIMO ACQUISITION CORP.

Dated: November 14, 2007	By:	/s/ Yuval Cohen
Yuval Cohen Chairman of the Board and Chief Executive Officer

By:	/s/ Eli Blatt
Eli Blatt Chief Financial Officer