Form 10KSB
period 2007-12-31
Fortissimo Acquisition Corp.
filed 2008-03-31
CIK 1349318

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-51259

FORTISSIMO ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)

Delaware (State of Incorporation)	02-0762508 (I.R.S. Employer I.D. Number)

14 Hamelacha Street, Park Afek, Rosh Haayin, Israel (Address of principal executive offices)	48091 (Zip Code)

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

Issuer’s revenues for the fiscal year ended December 31, 2007 were $0.

As of March 25, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $26,393,700.

As of March 25, 2008, there were 5,868,334 shares of Common Stock, $.0001 par value per share, outstanding.

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

On October 17, 2006, we consummated our initial public offering of 4,000,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On October 25, 2006, we consummated the closing of an additional 535,000 units that were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $27,210,000 (not including $2,000,004 from the sale of 333,334 units to one of the initial stockholders of the Company, the “Insider Units”). EarlyBirdCapital, Inc. acted as the underwriter. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,663,686, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2007, we have used $718,149 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2007, there was $27,575,304 held in the trust fund.

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

Recent Developments

On January 15, 2008, we entered into an Agreement and Plan of Merger and Interests Purchase Agreement (“Merger Agreement”) with Psyop, Inc. (“Psyop”), Psyop’s shareholders, Psyop Services, LLC, which is owned by the Psyop shareholders and does business under the name of “Blacklist,” and FAC Acquisition Sub Corp., our wholly owned subsidiary (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into Psyop, with Psyop being the surviving corporation and becoming our wholly owned subsidiary. Within 10 days thereafter, Psyop will be merged into us and we will change our name to “Psyop, Inc.” The Merger Agreement also provides that we will purchase all of the outstanding membership interests of Blacklist. As a result of such purchase, Blacklist will become a wholly owned subsidiary of ours as well. The combination of these events is referred to herein as the “merger.”

Psyop is a producer of digital content for advertising, specializing in animation and special effects, including combined animation and live action imagery.

The merger is expected to be consummated in the summer of 2008, after the required approval by our stockholders and the fulfillment of certain other conditions, set forth in the Merger Agreement.

Merger Consideration

•     Closing Merger Consideration. At the closing, we will pay Psyop’s shareholders merger consideration (including payment for the Blacklist membership interests) of 3,337,941 shares of our common stock and $10,140,079 in cash. Such stock had a value of approximately $19,260,000, based on the average closing price of our common stock over the thirty trading days preceding January 11, 2008, which was two trading days prior to the date the Merger Agreement was signed.

•     Contingent Consideration. The Psyop shareholders will also be entitled to receive additional payments of shares of our common stock and cash based on the achievement of specified revenue and EBITDA milestones in the years 2008, 2009 and 2010. Such payments are referred to in the Merger Agreement as “contingent payments.” The maximum contingent payment that could be payable to Psyop shareholders over a three year period is an aggregate of $13.75 million. Such payment shall be payable two-thirds in shares of our common stock and one-third in cash, with the stock valued at the price at the date of the signing of our agreement and such shares are being held by an escrow agent.

•     Additional Consideration. The Psyop shareholders will also receive a minimum additional payment of $4,000,001 if at least a majority of the warrants issued in our IPO are exercised prior to their expiration, which will be increased proportionally to $8,000,000 if all of the warrants are exercised. Such minimum and maximum payments will increase to $5,000,001 and $10,000,000, respectively, and intermediate payments will increase proportionally, if there is a call by us to redeem the warrants. Such payment will be payable two-thirds in shares of our common stock and one-third in cash, with the stock valued at the closing price of our common stock on the date the warrants are redeemed or expire, as applicable.

For a more complete discussion of our proposed business combination, including the risks that are applicable to us with respect to our acquisition of Psyop, see our Current Report on Form 8-K dated January 15, 2008 as well as our preliminary proxy statement that was filed with the SEC on February 14, 2008.

We expect that the transaction will be consummated in the summer of 2008, if our stockholders approve the transaction. However, unless otherwise indicated, the remainder of this Annual Report on Form 10-KSB assumes that the foregoing transaction is not consummated and that we must seek a different business combination.

Opportunities in Israel

Over the course of the past decade, Israel has emerged as a favorable environment for emerging growth companies. Based on information publicly available from the Israel Venture Capital (IRC) Research Center, the Israel Venture Association (IVA) and the Government of Israel’s Ministry of Industry, Trade and Labor, we believe that Israel represents an attractive environment for a target business for several reasons, including:

•	Israel’s Central Bureau of Statistics reported that Israel’s Gross Domestic Product grew by 5.2% in 2005 and 5.0% in 2006, ranking it as one of the fastest growing economies in the western world;

•	Israel’s Central Bank reported that foreign investments in Israel have risen consecutively in the last 3 years;

•	According to the Israeli Ministry of Industry, Trade and Labor, Israeli companies are offered favorable tax incentives and government funding plans;

•
According to the Israeli Ministry of Industry, Trade and Labor, Israel offers the modern infrastructure, protection and services required for businesses to compete effectively including protection of trademarks and patents, a transparent financial and legal system and sophisticated capital markets that allow companies to simultaneously list their securities on Israeli and foreign exchanges;

•
Fitch and other rating agencies have recently increased Israel’s credit rating to “A”, noting the rapid growth of the Israeli economy, Israel’s low government deficit and a decrease in the Israeli government’s debt level as positive factors in the country’s risk profile;

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

•
Israeli-based technology companies rank as the most listed non-U.S. based technology companies on the Nasdaq Stock Market, according to the Nasdaq Stock Market, and also rank highly in the number of listed technology companies on many European stock exchanges.

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

Effecting a business combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our public offering. We intend to utilize cash derived from the proceeds of our public offering, the proceeds from the sale of the Insider Units simultaneously with the closing of our public offering, and issuances of our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. Although substantially all of the net proceeds of our public offering are intended to be generally applied toward effecting a business combination as described in this report , the proceeds are not otherwise being designated for any more specific purposes. A business combination may involve the acquisition of, or merger with, an emerging growth company, by which we mean a company with one or more products being marketed and some revenues, but which would benefit from additional capital. In the alternative, a business combination may involve a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Fair market value of target business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value - which is likely to occur only in those situations in which the target business is outside the scope of the expertise of our executive officers or in those situations in which the proposed business combination was with an entity which is affiliated with any of our initial stockholders - we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Since August 2003, based upon publicly available information, approximately 155 blank check companies have completed initial public offerings in the United States. Of these companies, only 47 companies have consummated a business combination, while 21 other companies have announced that they have entered into a definitive agreement for a business combination, but have not yet consummated such business combination. Accordingly, there are approximately 76 blank check companies in the United States with approximately $13.9 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

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

We will not acquire a target business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the target business. Additionally, our management will provide stockholders with audited financial statements, prepared in accordance with United States generally accepted accounting principles, of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. The financial statements of a potential target business will be required to be audited in accordance with United States generally accepted auditing standards. To the extent that this requirement cannot be met, we will not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, given the broad range of companies we may consummate a business combination with, we do not believe that the narrowing of the pool will be material.

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

Since August 2003, based upon publicly available information, approximately 155 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 47 companies have consummated a business combination, while 21 other companies have announced that they have entered into a definitive agreement for a business combination, but have not yet consummated such business combination. Accordingly, there are approximately 76 blank check companies in the United States with approximately $13.9 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this report and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Because only 68 of the 155 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours. If we are unable to consummate a business combination with a target business by October 11, 2008, we will be forced to liquidate.

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

None of our officers, directors or their affiliates has been, or currently is, associated with a “blank check company.” However, each of our officers and directors is currently affiliated with FCF, one of our initial stockholders. FCF is the general partner of three partnerships that invest in growth equity opportunities in Israeli-related technology companies. While it is possible that FCF and its partnerships could be examining the same type of target businesses that we intend to target, FCF and each of our officers and directors have agreed that they will present all suitable business opportunities to us prior to presenting them to another entity. Accordingly, we believe all potential conflicts of interest between us and FCF would be resolved in our favor, although we cannot assure you that this will be the case. Furthermore, our officers, directors and their affiliates may in the future become affiliated with additional entities, including other “blank check” companies or private equity firms, that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us, potentially depriving us of an attractive business combination.

While we currently have no plans to combine with an entity affiliated with one or more of our initial stockholders, we are not prohibited from doing so. As a result, our officers and directors may have personal financial interests in approving a specific business combination.

We currently have no plans to combine with an entity affiliated with one or more of our initial stockholders and our management is not aware of any potential business combination opportunity with any such affiliated entities. Our officers and directors, and Fortissimo Capital Fund, one of our initial stockholders, are currently affiliated only with the following companies: Telrad Networks Ltd. (“Telrad”); Nur Macroprinters Ltd.; RadView Software Ltd; Crow Technologies 1977 Ltd.; Soda-Club Holdings Ltd.; and Advanced Answers on Demand Holding, Inc. Furthermore, Yair Seroussi, one of our special advisors, is affiliated with DSP Group, Inc., Israel Corp., Aspen Real Estate, Frutarom Industries and Eyal Microwave; and Michael Chill, our other special advisor, is affiliated with Paramount BioCapital, Inc., Ulticom Inc. and BluePhoenix Solutions Ltd. Neither we nor any of our initial stockholders currently intends to make any of these affiliated company a target acquisition candidate for us.

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

Each of our executive officers may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business combination by Octiber 11, 2008, then any expenses incurred by such individuals in excess of the money being held outside of the trust will not be repaid as we will liquidate at such time. On the other hand, if we complete a business combination within such time period, those expenses will be repaid by the target business. Consequently, our executive officers, who are also our directors, may have an incentive to complete a business combination other than just what is in the best interest of our stockholders.

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

Initially, it is likely that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

Substantially all of the net proceeds from our initial public offering, together with all of the proceeds from the sale of the Insider Units, including interest earned thereon, provided us with only approximately $27,575,000 (as of December 31, 2007) which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, initially, it is probable that we will have the ability to complete a business combination with only a single operating business. Accordingly, the prospects for our success may be:

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

In connection with our initial public offering, as part of the units, we issued warrants to purchase 8,000,000 shares of common stock as part of the units offering and warrants to purchase 666,668 shares of common stock included in the Insider Units. In addition, Earlybird exercised an over allotment option to purchase 535,000 units, which, resulted in the issuance of an additional 1,070,000 warrants. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and option may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and option could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and option are exercised, you may experience dilution to your holdings.

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

Our directors may not be considered “independent” under the policies of the North American Securities Administrators Association, Inc.If such an event were to occur, it is possible that state securities administrators may restrict the ability of investors in certain states to invest in our common stock.

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

After the consummation of a business combination, it is possible that substantially all of our assets may be located outside of the United States, and therefore may be difficult for investors to enforce their legal rights against us.

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

If there are significant shifts in the political, economic and military conditions in Israel, and we acquire a company with significant operations in Israel, it could have a material adverse effect on our profitability.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols FSMOU, FSMO and FSMOW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on October 11, 2006 and since the common stock and warrants commenced public trading on November 22, 2006. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2006:
Fourth Quarter*	$6.23	$5.84	$5.40	$5.25	$0.41	$0.30

2007:
First Quarter	6.80	6.08	5.66	5.36	0.54	0.40
Second Quarter	6.80	6.60	5.72	5.62	0.62	0.51
Third Quarter	6.90	6.40	5.90	5.69	0.62	0.34
Fourth Quarter	6.90	6.45	5.88	5.72	0.65	0.42

*From October 11, 2006 for the units and from November 22, 2006 for the common stock and the warrants.

Holders

As of March 25, 2008, there was 21 holders of record of our units, 30 holders of record of our common stock and 62 holder of record of our warrants.

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

Use of Proceeds from Registered Securities

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering were approximately $26,633,686, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,317,654 in interest through December 31, 2007, resulting in a total of $27,575,304 held in trust as of that date.

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

Net income of $65,032 for the fiscal year ended December 31, 2007 consisted of net financial income of $840,884 offset by $576,282 of professional fees, and $244,044 of general and administrative expenses, and a tax benefit of $44,474.

$26,257,650 of the net proceeds of our initial public offering ($27,575,304 including interest) are in trust, with the remaining net proceeds of $728,386 to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. At December 31, 2007, we had cash outside of the trust fund of $35,239 and total current liabilities of $632,580 (not including $352,350 deferred underwriting fees), leaving us with negative working capital of $412,905. In the event that we do not have sufficient funds outside the trust fund to operate through October 11, 2008, FCF has agreed to provide us with the requisite funding, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

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

In January 2008 we entered into a Merger Agreement with Psyop, a producer of digital content for advertising, specializing in animation and special effects, including combined animation and live action imagery. The merger is expected to be consummated in the summer of 2008, after the required approval by our stockholders and the fulfillment of certain other conditions, set forth in the Merger Agreement. See Item 1. Decscription of Business - Recent Developments.

Off-Balance Sheet Arrangements

Warrants issued in conjunction with our initial public offering are equity linked derivatives and accordingly represent off-balance sheet arrangements. The warrants meet the scope exception in paragraph 11(a) of Financial Accounting Standards (FAS) 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead are accounted for as equity. See Note 6 to the financial statements for more information.

ITEM 7. FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act of 1934 (the “Exchange Act”). as of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2007. Our management has concluded, based on their evaluation, that as of the end of the period covered by this Annual Report, our disclosure and controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal contrl over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not orevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted, and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2007.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over our financial reporting. Our management’s report was not subject o attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only out management’s report in this Annual Report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

 Our current directors and executive officers are as follows:

Name	Age	Position

Yuval Cohen	45	Chairman of the Board and Chief Executive Officer
Eli Blatt	45	Chief Financial Officer, Secretary and Director
Marc Lesnick	41	Vice President, Assistant Secretary and Director
Shmoulik Barashi	45	Vice President and Director
Yochai Hacohen	42	Vice President and Director

Yuval Cohen has served as our Chairman of the Board and Chief Executive Officer since our formation. Mr. Cohen is the Founding and Managing Partner of FCF, which was established in January 2003. From February 2002 through January 2003, Mr. Cohen worked on the formation of Fortissimo and served on the boards of directors of several technology companies in Israel. From September 1997 through February 2002, Mr. Cohen was a General Partner at Jerusalem Venture Partners (JVP), an international venture capital firm with over $650 million under management. As a General Partner of JVP, Mr. Cohen co-led fundraising efforts, and was involved in all investment decisions and the management of various JVP portfolio companies. Mr. Cohen led the investment and served on the board of several JVP portfolio companies, including the following: Precise Software Solutions, Inc. (Nasdaq: PRSE, later sold to Veritas – Nasdaq:VRTS), T.sqware, Inc. (sold to Globespan, Inc., Nasdaq: GSPN), PowerDsine Ltd. (Nasdaq: PDSN), Sheer Networks (sold to Cisco-Nasdaq: CSCO), Sphera Corporation and Celltick Technologies. From June 1996 through August 1997, Mr. Cohen was the Vice President of Marketing at VDOnet Corporation, a provider of software solutions for video over the Internet. From May 1995 through June 1996, Mr. Cohen served as the Vice President of Business Development at DSP Group, Inc. (Nasdaq: DSPG), a provider of DSP software and hardware solutions for communications and computer markets. From December 1991 through May 1995, Mr. Cohen served as the Manager of Business Development at Intel Capital at Intel Corporation (Nasdaq: INTC). Mr. Cohen is the Chairman of the board of directors of Telrad Networks Ltd. (“Telrad”), a telecommunication equipment provider; NUR Macroprinters Ltd. (“NUR”; Nasdaq: NURM.PK), a developer, manufacturer and marketer of wide-format inkjet printers, presses and related ink products; and Soda Club Holdings Ltd. (“SodaClub”), a manufacturer and distributor of home carbonation systems, all of which are portfolio companies of Fortissimo. Mr. Cohen also serves on the board of directors of Hadasit Bio-Holdings Ltd., a holding company of medical and biotech startup companies controlled by Hadassah Hospital in Israel and publicly traded on the Tel Aviv Stock Exchange. Mr. Cohen received an MBA from the Harvard Business School and a B.Sc. in Industrial Engineering from Tel Aviv University.

Eli Blatt has served as our chief financial officer and secretary and a member of our board of directors since our formation. Mr. Blatt joined FCF as a partner in January 2005. Prior to joining FCF, from March 1999 through December 2004, Mr. Blatt was the Chief Financial Officer and Vice President operations of Noosh, Inc., a supplier of cross-enterprise e-business software solutions. At Noosh, Mr. Blatt was responsible for the general management of Noosh’s Finance and Operations activities including the company’s M&A strategy and initiatives. From September 1997 through February 1999, Mr. Blatt was the Director of Operations at CheckPoint Software Technologies Inc., an Internet security company, where he was responsible for OEM operations, product licensing and customer service. From February 1995 through August 1997, Mr. Blatt served as the Operations Controller at Madge Networks (sold to Lucent). From September 1993 through January 1995, Mr. Blatt held Finance and Operations positions at Intel Corporation. Mr. Blatt serves on the boards of directors of Telrad; NUR; RadView Software Ltd. (“RadView”; OTC BB:RDVWF), a provider of application testing software and services; SodaClub; and AOD-Advanced Answers on Demand, Inc. (“AOD”), a software company servicing the long term care industry, all of which are portfolio companies of Fortissimo. Mr. Blatt received an MBA degree from Indiana University and a B.Sc. degree in Industrial Engineering from Tel Aviv University. Mr. Blatt also served as a fighter pilot in the Israeli air force.

Marc Lesnick has served as a Vice President and a member of our board since our formation, and as our Assistant Secretary since January 30, 2006. Mr. Lesnick joined FCF as a partner in May 2003. From October 2001 through May 2003, Mr. Lesnick served as an independent consultant to high tech companies and institutional investors. From September 1997 through June 1999, Mr. Lesnick served as the Managing Director at Jerusalem Global, a boutique investment bank that specialized in raising capital for Israeli based technology startup companies. Mr. Lesnick managed a team of 10 professionals and was instrumental in raising in excess of $250 million for 35 companies, several of which later went public or were acquired. Mr. Lesnick was also part of the founding team of Yazam.com, a spin off of Jerusalem Global where he served as the Executive Vice President from June 1999 through September 2001. Prior to moving to Israel and joining Jerusalem Global, Mr. Lesnick served as a senior corporate attorney at the New York offices of Weil, Gotshal & Manges from September 1992 through September 1997. Mr. Lesnick serves on the board of directors of Telrad and SodaClub. Mr. Lesnick received a JD from the University of Pennsylvania and a BA from Yeshiva University.

Shmoulik Barashi has served as a Vice President and a member of our board since our formation. Mr. Barashi joined FCF as a partner in May 2005. From January 2001 through May 2005, Mr. Barashi served as a senior partner in BDO Ziv Haft, one of the five largest accounting firms in Israel. Ziv Haft is the Israeli representative office of the international accounting firm of BDO. At BDO, Mr. Barashi specialized in corporate finance, IPO’s, deal structuring, business consultancy, auditing and tax. From March 1993 through December 2000, Mr. Barashi managed his own accounting firm, which he later merged into BDO Ziv Haft. Mr. Barashi serves on the board of directors of NUR and SodaClub, and serves as an observer on the board of directors of Crow Technologies 1977 Ltd., a manufacturer and distributor of alarm and security related products. Mr. Barashi received an MBA from Hebrew University (specialty – finance) and an LLM from Bar Ilan University. Mr. Barashi is a certified public accountant in Israel.

Yochai Hacohen has served as a Vice President and a member of our board since our formation. Mr. Hacohen joined FCF as a partner in May 2004. From May 2003 through May 2004, Mr. Hacohen was the General Manager of a U.S. division of Magal Security Systems Ltd. (Nasdaq: MAGS), a provider of hardware and software solutions for the security market. Mr. Hacohen opened the U.S. office on behalf of Magal. From October 1998 through September 2002, Mr. Hacohen served as the Director of European sales and Marketing at Nice Systems Ltd. (Nasdaq: NICE) Video division, a provider of digital video and audio recording solutions. From August 1995 through October 1998, Mr. Hacohen served as a project manger at Dover Medical, a medical technology company. Mr. Hacohen serves on the board of directors of RadView and AOD. Mr. Hacohen has been serving as the acting chief executive officer of RadView since June 2006. Mr. Hacohen received an MBA in marketing and a B.Sc. in Biotechnology from Tel Aviv University. Mr. Hacohen also served in an elite intelligence unit in the Israeli defense forces.

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

Michael Chill is currently a managing director at Rodman and Renshaw, a boutique investment bank where he has worked since January 2008. Prior thereto, Mr. Chill was the Head of Direct Investments at Paramount BioCapital, Inc. and served in that position from July 2005 through December 2007. From July 2003 to April 2005, Mr. Chill served as a Portfolio Analyst for Vertical Ventures (now Iroquois Capital), a New York based investment firm specializing in structured direct investments in public companies. From May 2001 to July 2003, Mr. Chill acted as an independent consultant for high tech companies, venture capital firms and hedge funds. From February 2000 to April 2001, Mr. Chill served as the Chief Executive Officer and Managing Director of the Investment Banking Group of Jerusalem Global, an investment banking and venture capital firm. From March 1998 to February 2000, Mr. Chill was a Managing Director of the Technology Investment Banking Group of Gruntal & Company. From 1995 to 1998, Mr. Chill was a Vice President of Investment Banking for Hampshire Securities, a company subsequently acquired by Gruntal & Company. Mr. Chill serves on the board of directors of Ulticom Inc., a Nasdaq National Market listed provider of service enabling signaling software for fixed, mobile, and Internet communications, and BluePhoenix Solutions Ltd., a Nasdaq National Market listed developer and marketer of IT products and solutions. Mr. Chill received a B.S. in Accounting from Yeshiva University and an M.B.A. in Finance and Management from Columbia Business School.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except each of Glen Shear and Victor Halpert filed one Form 4 late disclosing one late transaction and Dael Schnider filed two Form 4s late each disclosing one late transaction.

Code of Ethics

Our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to Fortissimo Acquisition Corp., 14 Hamelacha Street, Park Afek, Rosh Haayin Israel 48091, Attention: Corporate Secretary.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of February 25, 2008 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Shares Beneficially Owned

Fortissimo Capital Fund GP, L.P.(1)	1,233,334	21.0%
Yuval Cohen(1)	1,233,334	21.0%
Eli Blatt(1)	1,233,334	21.0%
Marc Lesnick(1)	1,233,334	21.0%
Shmoulik Barashi(1)	1,233,334	21.0%
Yochai Hacohen(1)	1,233,334	21.0%
Michael Chill	50,000	0.9%
Yair Seroussi	50,000	0.9%
D.B. Zwirn & Co., L.P. (2)	717,000	12.2%
Weiss Asset Management LLC(3)	546,850	9.3%
Sapling, LLC (4)	525,000	8.9%
Hummingbird Management LLC(5)	460,000	7.8%
Deutshe Bank (6)	415,247	7.1%
All directors and executive officers as a group (5 individuals)(1)	1,233,334	21.0%

(1)
Fortissimo Capital Fund GP, L.P. (“FCF”) is the General Partner of: (i) Fortissimo Capital Fund L.P.; (ii) Fortissimo Capital Fund (Israel) L.P. and (iii) Fortissimo Capital Fund (Israel – DP), L.P., three parallel partnerships that invest in Israeli-related technology growth companies. The general partner of FCF is Fortissimo Capital (GP) Management Ltd., a Cayman Island corporation (“FFC-GP”). The sole shareholder and director of FFC-GP is Yuval Cohen. FCF holds shares as nominee on behalf of each of these three partnerships. The pro rata allocation of the shares of our common stock owned by these three partnerships is 3.57%, 89.97% and 6.46%, respectively. FCF has agreed not to transfer these shares (other than to the three parallel partnerships), and if transferred to them, the three parallel partnerships have agreed not to transfer the shares to anyone else until the earliest of (a) three years following the date of our initial public offering and (b) the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business. Each of our officers and directors is a partner of FCF, and may therefore be deemed to be beneficial holders of the shares held by FCF. Such officers and directors disclaim beneficial ownership of the shares held by FCF, except to the extent of their pecuniary interest therein. The business address of FCF and each of the individuals listed in this table is c/o Fortissimo Acquisition Corp. is 14 Hamelacha Street, Park Afek, Rosh Ha’ayin 48091, Israel.

(2)
Based on the amended Schedule 13D filed by D.B. Zwirn & Co., L.P. (“D.B. Zwirn”) with the Securities and Exchange Commission (the “SEC”) on January 11, 2008. D.B. Zwirn acts as investment manager to D.B. Zwirn Special Opportunities Fund, L.P. and to D.B. Zwirn Special Opportunities Fund, Ltd. (the “Zwirn Funds”). D.B. Zwirn is the manager of each of the Zwirn Funds, and consequently has voting control and investment discretion over the shares held by each of the Zwirn Funds. Daniel B. Zwirn is the managing member of and thereby controls Zwirn Holdings, LLC, which in turn is the managing member of and thereby controls DBZ GP, LLC, which in turn is the general partner of and thereby controls D.B. Zwirn. The principal business address of D.B. Zwirn is 745 Fifth Avenue, 18th Floor, New York, NY 10151.

(3)
Based on the amended Schedule 13G filed by Weiss Capital, LLC and related entities with the SEC on February 12, 2008. The securities reported represent shares owned by Weiss Capital LLC, Weiss Asset Management, LLC and Andrew Weiss, the managing member of both entities. The business address of each entity is 29 Commonwealth Avenue, Boston, MA 02116.

(4)
Based on the amended Schedule 13G filed by Sapling, LLC and related entities with the SEC on February 14, 2007. The securities reported represent shares owned by Sapling, LLC and Fir Tree Recovery Master Fund, L.P. Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership is the sole member of Sapling, and Fir Tree, Inc., a New York corporation, is the investment manager of both Sapling and Fir Tree Recovery. The business address of these entities is 535 Fifth Avenue, 31st Floor, New York, NY 10017.

(5)
Based on the Schedule 13D filed by Hummingbird Management, LLC (“Hummingbird”) with the SEC on October 26, 2006. Hummingbird acts as investment manager to Hummingbird Value Fund, L.P. and to the Hummingbird Microcap Value Fund L.P. and has the sole investment discretion and voting authority with respect to the investments owned of record by each of those entities. The managing member of Hummingbird is Paul Sonkin. The principal business address of Hummingbird is 460 Park Avenue, New York, NY 10022.

(6)
Based on the Schedule 13G filed by Deutsche Bank AG with the SEC on February 5, 2008, reflecting the securities beneficially owned by the Corporate and Investment Banking business group and the Corporate Investments business group (collectively, “CIB”) of Deutsche Bank AG and its subsidiaries and affiliates (collectively, “DBAG”). The Schedule 13G filing states that it shall not be construed as an admission that CIB is, for purposes of Section 13(d) under the Act, the beneficial owner of any securities covered by the filing. Furthermore, CIB disclaims beneficial ownership of the securities beneficially owned by (i) any client accounts with respect to which CIB or its employees have voting or investment discretion, or both, and (ii) certain investment entities, of which CIB is the general partner, managing general partner, or other manager, to the extent interests in such entities are held by persons other than CIB. The principal business address of DBAG is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

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

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to an registration rights agreement entered into between the company and these parties. The holders of the majority of these shares can elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

From October 11, 2006 through the acquisition of a target business, FCM is making available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay FCM $7,500 per month for these services. FCM is controlled by Yuval Cohen, our Chairman and Chief Executive Officer. FCM provides management services to and is affiliated with FCF. This arrangement is solely for our benefit and is not intended to provide FCF or Mr. Cohen compensation in lieu of salary. We believe, based on rents and fees for similar services in Israel, that the fee charged by FCM is at least as favorable as we could have obtained from an unaffiliated person. However, as our directors may not be deemed “independent,” we did not have the benefit of disinterested directors approving this transaction.

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

ITEM 13. EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Form of Second Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between American Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Fortissimo Capital Fund GP, LP. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Fortissimo Capital Fund L.P., Fortissimo Capital Fund (Israel), L.P. and Fortissimo Capital Fund (Israel-DP), L.P. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yair Seroussi. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Michael Chill. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yuval Cohenl. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Eli Blatt. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Marc Lesnick. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Shmoulik Barashi (1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Yochai Hacohen (1)

10.10	Form of Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant. (1)

10.11	Form of Stock Escrow Agreement between the Registrant, American Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.12	Form of Promissory Note issued to Fortissimo Capital Fund, GP, L.P. (1)

10.13	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders(1)

10.14	Letter Agreement, between the Registrant and each of the Initial Stockholders. (1)

10.15(a)	Subscription Agreement between the Registrant and Fortissimo Capital Fund GP, LP. (1)

10.15(b)	Amendment No. 1 to Subscription Agreement. (1)

10.16	Form of Letter Agreement between the Registrant and Fortissimo Capital Management Company Ltd. regarding administrative support. (1)

10.17	Letter Agreement among the Registrant and Fortissimo Capital Fund GP, L.P. (1)

10.18	Form of Indemnification Agreement, among Fortissimo Capital Fund GP, L.P. and each of the Registrant’s officers and Directors. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-131417).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Description of Professional Services

As previously disclosed in our 8-K filing on January 30, 2008, certain of the partners of Goldstein Golab Kessler ("GGK") became partners of McGladrey & Pullen, LLP ("M&P"). as a result, GGK resigned as auditors of the company effective January 28, 2008 and M&P was appointed as our independent registered public accounting firm in connection with our annual financial statements for the fiscal year ended December 31,2007.

GGK had a continuing relationship with RSM McGladrey, Inc. (“RSM”), from which it leased auditing staff who were full-time, permanent employees of RSM and through which its partners provided non-audit services. GGK had no full time employees, and, therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit Fees

The aggregate fees paid to GGK in 2007 primarily for the review of financial statements included in our quarterly reports on Form 10-Q were approximately $21,993.

The aggregate fees for professional services rendered by GGK, which includes fees relating to the initial public offering and related audits (including the December 31,2006 audit), review of financial statements included in our quarterly reports on Form 10-Q were approximately $69,450. In addition, we expect to be billed approximately $23,000 by M&P in connection with our December 31,2007 year end audit.

Audit-Related Fees

Audit related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit related services rendered by GGK or M&P.

Tax Fees

Fees paid to RSM for tax compliance, tax planning and tax advice for the fiscal year ended December 31,2006 were $2,546.

There were no fees paid to M&P in 2007 for tax compliance.

Audit Committee Approval

We currently do not have an audit committee.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

INDEX

Page

Reports of Independent Registered Public Accounting Firms	F-2-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders' Equity	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8-F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCONTING FIRM

To Board of Directors and Stockholders of
Fortissimo Acquisition Corp.
(a development stage corporation)

We have audited the accompanying balance sheet of Fortissimo Acquisition Corp. (a development stage corporation) (the “Company”) as of December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2006, the period from December 27, 2005 (inception) to December 31, 2005, and the cumulative period from December 27, 2005 (inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and the period from December 27, 2005 (inception) to December 31, 2005, and the cumulative period from December 27, 2005 (inception) to December 31, 2006, in conformity with United States generally accepted accounting principles.

/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fortissimo Acquisition Corp.

We have audited the accompanying balance sheet of Fortissimo Acquisition Corp. (a development stage corporation ) as of December 31, 2007, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and the amounts included in the cumulative columns in the statements of operations and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fortissimo Acquisition Corp. as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Fortissimo Acquisition Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Fortissimo Acquisition Corp. will face a mandatory liquidation by October 11, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management's assertion about the effectiveness of Fortissimo Acquisition Corp.'s internal control over financial reporting as of December 31, 2007 included in the “Management’s Report on Internal Control Over Financial Reporting” and, accordingly, we do not express an opinion thereon.

McGLADREY & PULLEN, LLP
New York, New York

March 31, 2008

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
BALANCE SHEETS

	December 31,
	2007	2006

ASSETS

CURRENT ASSETS:
Cash	$35,238	$692,100
Investments held in Trust (Note 3)	27,575,303	26,537,334
Pre-paid expenses	1,456	19,243
Deferred tax asset	165,136	41,865
Income tax receivable (Note 4)	17,844	-

Total assets	$27,794,977	$27,290,542

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accrued expenses	$369,181	$50,930
Deferred trust interest income	263,399	55,909
Deferred underwriting fee (Note 1)	352,350	352,350

Income tax payable (Note 4)	-	86,338

Total current liabilities	984,930	545,527

Common stock , subject to possible conversion, 906,547 shares at conversion value	5,248,907	5,248,907

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized as of December 31, 2007 and 2006; none issued or outstanding (Note 6)	-	-
Common stock - $.0001 par value; 21,000,000 authorized as of December 31, 2007 and 2006; 5,868,334 issued and outstanding as of December 31, 2007 and 2006 (including 906,547 subject to possible conversion) (Note 1)	587	587
Additional paid-in capital	21,409,192	21,409,192
Retained earnings (deficit accumulated during the development stage)	151,361	86,329

Total stockholders' equity	21,561,140	21,496,108

Total liabilities and stockholders' equity	$27,794,977	$27,290,542

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE ENERPRISE)
STATEMENTS OF INCOME

	For the year ended December 31, 2007	For the year ended December 31, 2006	For the period from December 27, 2005 (inception) to December 31, 2007

Interest income	$840,884	$223,775	$1,064,659

General and administrative expenses
State franchise tax	25,525	25,750	51,275
Admin and office support	90,000	20,026	110,026
Professional fees	576,282	23,039	599,322
Insurance	42,296	9,986	52,282
Travel	64,086	5,133	69,219
Formation expenses	-	-	3,000
Other expenses	22,137	6,039	28,175

Total general and administrative expenses	820,326	89,973	913,299

Income before provision for income taxes	20,558	133,802	151,360

Provision for (benefit from) income taxes	(44,474)	44,473	(1)

Net income for the period	$65,032	$89,329	$151,361

Weighted average number of shares outstanding, basic and diluted	5,868,334	2,059,849	3,947,938

Net income per share, basic and diluted	$0.01	$0.04	$0.04

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
			Additional	during the
	Common Stock		paid in	development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000
Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as at December 31, 2005	1,000,000	$100	$24,900	(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108

Net income for the year	-	-	-	65,032	65,032

Balance as at December 31, 2007	5,868,334	$587	$21,409,192	$151,361	$21,561,140

See notes to financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
STATEMENT OF CASH FLOWS

	For the year ended December 31,	For the year ended December 31,	For the period from December 27, 2005 (inception) to December 31,
	2007	2006	2007
Cash flows from operating activities:
Net income	$65,032	$89,329	$151,361
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in trust	(1,037,969)	(279,684)	(1,317,653)
Changes in operating assets/liabilities:
Decrease (increase) in pre-paid expenses	17,787	(19,243)	(1,456)
Increase in accrued expenses	318,251	47,930	369,181
Increase in deferred tax asset	(123,271)	(41,865)	(165,136)
Increase in deferred trust interest income	207,490	55,909	263,399
Increase (decrease) in income tax payable	(104,182)	86,338	(17,844)

Net cash used in operating activities	(656,862)	(61,286)	(718,148)

Cash flows from investing activities:
Cash held in trust fund	-	(26,257,650)	(26,257,650)
Purchase of tax free fund held in trust	(26,870,000)		(26,870,000)
Redemption of Treasury Bill held in trust	53,433,000		53,433,000
Purchase of Treasury Bill held in trust	(26,563,000)		(26,563,000)

Net cash used in investing activities	-	(26,257,650)	(26,257,650)

Cash flows from financing activities:
Payment of notes payable - stockholders	-	(115,000)	(115,000)
Proceeds from sale of Units to public	-	27,210,000	27,210,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from notes payable - stockholders	-	60,000	115,000
Proceeds from sale of Unit Purchase Option	-	100	100
Proceeds from sale of Insider Units	-	2,000,004	2,000,004
Payment of offering expenses	-	(2,211,568)	(2,224,068)

Net cash provided by financing activities	-	26,943,536	27,011,036

Increase in cash		624,600	35,238

Cash at beginning of period	692,100	67,500	-

Cash at the end of the period	$35,238	$692,100	$35,238

Supplemental disclosure of cash flow information :
Cash paid for taxes	$182,980	$-	$-

Supplemental disclosure of non-cash financing activity :
Deferred Underwriting Fee	$-	$352,350	$352,350

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

The Company will face a mandatory liquidation by October 11, 2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management intends to obtain loans from Insiders in order to be able to complete the proposed business combination.

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

NOTE 1 — GENERAL – Cont.

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

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – Cont.

b. Net Income (Loss) per common stock:

Net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding.

c. Concentrations of credit risk:

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and investments held in trust. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

d. Fair Value of Financial Instruments:

The fair values of the Company’s assets and liabilities that qualify as financial instruments under SFAS No. 107 "Disclosures about Fair Value of Financial Instrument," approximate their carrying amounts presented in the balance sheet at December 31, 2007 and 2006.

e. Deferred Interest Income:

Deferred interest consists of 19.99% of the interest earned on the investments held in trust, as it represents interest attributable to the common stock subject to possible conversion (See Note 1).

f. Recently issued accounting pronouncements:

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” . This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. That replaces Statement 141 cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently assessing the impact, if any, this pronouncement may have on its financial statements.

In September 2006, the FASB issued FASB No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. The statement is effective for financial statements issued for fiscal years beginning after November 15,2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently assessing the impact, if any, this pronouncement may have on its financial statements.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES – Cont.

f. Recently issued accounting pronouncements (cont.):

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This statement provides all entities with an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of the entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances. The Company is currently assessing the impact, if any, this pronouncement may have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15,2008 (that is January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The Company is currently assessing the impact, if any, this pronouncement may have on its financial state.

NOTE 3:- INVESTMENTS HELD IN TRUST

Investments held in trust at December 31, 2007 consist of tax-free investments, which include accrued interest of $69,876.

Investments held in trust at December 31, 2006 consist of a zero coupon United States Treasury Bills, which includes interest of $279,684 and trust cash of $632.

NOTE 4:  INCOME TAXES

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

The components of the provision (benefits) for income taxes are as follows:

	Year ended December 31, 2007	Year ended December 31, 2006

Current:
Federal taxes	$78,798	$86,338

Deferred:
Federal taxes	(123,272)	(41,865)

Total provision for (benefit from) income taxes	$(44,474)	$44,473

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 4: INCOME TAXES – (Cont.)

The tax effect of temporary differences that give rise to the deferred tax asset is as follows:

	December 31, 2007	December 31, 2006

Interest income deferred for reporting purposes	$41,677	$19,009
Expenses deferred for income tax purposes	263,633	22,856
Less: valuation allowance	(140,172)	-

Total deferred tax asset	$165,136	$41,865

The total provision for income taxes differs from that amount which would be computed by applying the U.S. Federal income tax rate to income before provision for income taxes as follow:

	Year ended December 31, 2007	Year ended December 31, 2006

Statutory federal income tax rate	34.0%	34.0%
Non taxable income	(932.2)%	-%
Increase (decrease) in valuation allowance	681.9%	(0.8)%

Effective income tax rate	(216.3)%	33.2%

The company has recorded a valuation allowance on a portion of the state deferred tax asset because management believes it is more likely than not that this asset will not be realized based on current operations.

NOTE 5: COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 11, 2006 and ending upon the consummation of a Business Combination. The statement of operations for the years ended December 31, 2007 and 2006 include $90,000 and $19,839 relating to this agreement, respectively. As of December 31, 2007 accrued expenses included $16,843 payable to the Initial Stockholder relating to this agreement .

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
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 6:- STOCKHOLDERS’ EQUITY

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

b. Preferred Stock:

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

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 6:- STOCKHOLDERS’ EQUITY - (Cont.)

Accordingly, a portion of the net proceeds from the Offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion in the accompanying balance sheets and 19.99% of the related interest earned has been recorded as deferred interest.

NOTE 7:- EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the additional dilution for all potentially dilutive securities such as stock warrants and options. The effect of the 9,736,668 outstanding warrants, issued in connection with the initial public offering described in Note 1 has not been considered in the diluted net earnings per share since the warrants are contingently exercisable. The effect of the 400,000 units included in the underwriters purchase option, as described in Note 6, along with the warrants underlying such units (1,200,000 of stock and stock equivalents), has not been considered in the diluted earnings per share calculation since the market price of the unit was less than the exercise price during the period.

NOTE 8: SUBSEQUENT EVENT

On January 15, 2008, the Company entered into an Agreement and Plan of Merger and Interests Purchase Agreement (“Merger Agreement”) with Psyop, Inc. (“Psyop”), Psyop’s shareholders, and Psyop Services, LLC, which is owned by the Psyop shareholders and does business under the name of “Blacklist,” and FAC Acquisition Sub Corp., our wholly owned subsidiary (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged into Psyop, with Psyop being the surviving corporation and becoming our wholly owned subsidiary. Within 10 days thereafter, Psyop will be merged into the Company and we will change our name to “Psyop, Inc.” The Merger Agreement also provides that we will purchase all of the outstanding membership interests of Blacklist. As a result of such purchase, Blacklist will become a wholly owned subsidiary of the Company as well. The combination of these events is referred to herein as the “merger”.

Psyop is a producer of digital content for advertising, specializing in animation and special effects, including combined animation and live action imagery.

Merger Consideration

Closing Merger Consideration. At the closing, we will pay Psyop’s shareholders merger consideration (including payment for the Blacklist membership interests) of 3,337,941 shares of the Company’s common stock and $10,140,079 in cash. Such stock had a value of approximately $19,260,000, based on the average closing price of the Company’s common stock over the thirty trading days preceding January 11, 2008, which was two trading days prior to the date the Merger Agreement was signed.

FORTISSIMO ACQUISITION CORP.
(A DEVELOPMENT STAGE CORPORATION)
NOTES TO FINANCIAL STATEMENTS

NOTE 8: SUBSEQUENT EVENT – (Cont.)

Contingent Consideration. The Psyop shareholders will also be entitled to receive additional payments of shares of the Company’s common stock and cash based on the achievement of specified revenue and EBITDA milestones in the years 2008, 2009 and 2010. Such payments are referred to in the Merger Agreement as “contingent payments.” The maximum contingent payment that could be payable to Psyop shareholders over a three year period is an aggregate of $13.75 million.

Additional Consideration. The Psyop shareholders will also receive a minimum additional payment of $4,000,001 if at least a majority of the warrants issued in the Company’s IPO are exercised prior to their expiration, which will be increased proportionally to $8,000,000 if all of the warrants are exercised. Such minimum and maximum payments will increase to $5,000,001 and $10,000,000, respectively, and intermediate payments will increase proportionally, if there is a call by the Company to redeem the warrants. Such payments will be payable two-thirds in shares of the Company’s common stock and one-third in cash, with the stock valued at the closing price of the Company’s common stock on the date the warrants are redeemed or expire, as applicable.

It is anticipated that the transaction will be consummated in the summer of 2008, after the required approval by the Company’s stockholders. However, unless otherwise indicated, these financial statements assume that the foregoing transaction is not consummated and that the Company must seek a different business combination. If the company does not consummate a business combination by October 11, 2008, the Company will face mandatory liquidation.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31 day of March 2008.

FORTISSIMO ACQUISITION CORP.

By:	/s/ Yuval Cohen
Yuval Cohen
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Yuval Cohen	Chairman of the Board and Chief	March 31, 2008
Yuval Cohen	Executive Officer (Principal Executive Officer)

/s/ Eli Blatt	Chief Financial Officer, Secretary and	March 31, 2008
Eli Blatt	Director (Principal Accounting and Financial Officer)

/s/ Marc Lesnick	Vice President, Assistant Secretary	March 31, 2008
Marc Lesnick	and Director

/s/ Shmoulik Barashi	Vice President and Director	March 31, 2008
Shmoulik Barashi

/s/ Yochai Hacohen	Vice President and Director	March 31, 2008
Yochai Hacohen