Form 10-Q
period 2008-06-30
Fortissimo Acquisition Corp.
filed 2008-08-14
CIK 1349318

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _____________ to _____________

Commission File Number 000-52166

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

Yes ☒   No ☐

Indicate with check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company).	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 14, 2008, 5,868,334 shares of common stock, par value $.0001 per share, were issued and outstanding.

Page
Part I. Financial Information:	2

Item 1 – Financial Statements (Unaudited):	2

Condensed Balance Sheets as of June 30, 2008 and December 31, 2007	2

Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008, the Three and Six Months Ended June 30, 2007, and the Period December 27, 2005 (inception) to June 30, 2008	3

Condensed Statements of Changes in Stockholders’ Equity for the Period December 27, 2005 (inception) to June 30, 2008	4

Condensed Statements of Cash Flows for the Six Months Ended June 30, 2008, the Six Months Ended June 30, 2007, and the Period December 27, 2005 (inception) to June 30, 2008	5

Notes to Unaudited Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	13

Item 4 - Controls and Procedures	13

Part II. Other Information	14

Item 1 - Legal Proceedings	14

Item 1A - Risk Factors	14

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 6 - Exhibits	14

Signatures	15

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Fortissimo Acquisition Corp.
(a development stage corporation)

Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$4,508	$35,238
Investments held in Trust (Note 3)	27,889,202	27,575,303
Prepaid expenses	5,825	1,456
Deferred tax asset	165,136	165,136
Income tax receivable	17,844	17,844

Total assets	$28,082,515	$27,794,977

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$648,078	$369,181
Note payable to related party (Note 4)	182,450	-
Deferred trust interest income	326,148	263,399
Deferred underwriting fee (Note 2)	352,350	352,350

Total current liabilities	1,509,026	984,930

Common stock , subject to possible conversion, 906,547 shares at conversion value	5,248,907	5,248,907

STOCKHOLDERS' EQUITY
Preferred stock - $.0001 par value; 1,000,000 authorized; none issued or outstanding (Note 6)	-	-
Common stock - $.0001 par value; 21,000,000 authorized; 5,868,334 issued and outstanding (including 906,547 subject to possible conversion) (Note 1)	587	587
Additional paid-in capital	21,409,192	21,409,192
Retained earnings (accumulated deficit) accumulated during the development stage	(85,197)	151,361

Total stockholders' equity	21,324,582	21,561,140

Total liabilities and stockholders' equity	$28,082,515	$27,794,977

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Operations
(Unaudited)

	Three months ended June 30,	Three months ended June 30,	Six months ended June 30,	Six months ended June 30,	For the period from December 27, 2005 (inception) to June 30,
	2008	2007	2008	2007	2008

State franchise tax	$6,369	$6,437	$12,750	$12,875	$64,025
Admin and office support	22,500	22,500	45,000	45,000	155,026
Professional fees	122,468	31,206	347,947	38,519	947,269
Insurance	10,923	11,250	21,845	22,500	74,127
Travel	7,339	6,042	24,121	15,045	93,340
Formation expenses	-	-	-	-	3,000
Other expenses	20,135	6,591	36,045	15,014	64,220

Total costs and expenses	$189,734	$84,026	$487,708	$148,953	$1,401,007

Interest income	106,726	197,154	251,150	458,801	1,315,809

Income (loss) before provision for income taxes	(83,008)	113,128	(236,558)	309,848	(85,198)

Provision for (benefit from) income taxes	-	(24,384)	-	42,501	(1)

Net income (loss) for the period	$(83,008)	$137,512	$(236,558)	$267,347	$(85,197)

Weighted average number of shares outstanding, basic and diluted	5,868,334	5,868,334	5,868,334	5,868,334	4,329,502

Net income (loss) per share	$(0.01)	$0.02	$(0.04)	$0.05	$(0.02)

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Statement of Changes in Stockholders’ Equity

	Common Stock		Additional paid in	Retained Earnings (Deficit) Accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of Common Stock to initial stockholders on December 30, 2005 at $.025 per share	1,000,000	$100	$24,900	$-	$25,000

Net loss for the period	-	-	-	(3,000)	(3,000)

Balance as of December 31, 2005	1,000,000	$100	$24,900	$(3,000)	$22,000

Sale of 4,535,000 Units (net of $2,576,418 offering expenses, including the issuance of 906,547 shares subject to possible conversion)	4,535,000	454	24,633,128	-	24,633,582
Gross proceeds from issuance of Unit Purchase Option	-	-	100	-	100
Gross proceeds from Issuance of Insider Units	333,334	33	1,999,971	-	2,000,004
Proceeds subject to possible conversion	-	-	(5,248,907)	-	(5,248,907)
Net income for the year	-	-	-	89,329	89,329

Balance as at December 31, 2006	5,868,334	$587	$21,409,192	$86,329	$21,496,108

Net income for the year	-	-	-	65,032	65,032

Balance as at December 31, 2007	5,868,334	$587	$21,409,192	$151,361	$21,561,140

Unaudited:
Net loss for the period	-	-	-	(236,558)	(236,558)

Balance as at June 30, 2008	5,868,334	$587	$21,409,192	$(85,197)	$21,324,582

See Accompanying Notes to Unaudited Condensed Financial Statements.

Fortissimo Acquisition Corp.
(a development stage enterprise)

Condensed Statements of Cash Flows
(Unaudited)

	Six months ended June 30,	Six months ended June 30,	For the period from December 27, 2005 (inception) to June 30,
	2008	2007	2008

Cash flows from operating activities:
Net income (loss)	$(236,558)	$267,347	$(85,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in trust	(313,898)	(564,539)	(1,631,552)
Changes in operating assets/liabilities:
Decrease (increase) in pre-paid expenses	(4,369)	4,250	(5,825)
Increase (decrease) in accrued expenses	278,897	(8,003)	648,078
Increase in deferred tax asset	-	(68,934)	(165,136)
Increase in deferred trust interest income	62,749	112,851	326,148
Increase (decrease) in income tax payable	-	(38,066)	(17,844)

Net cash used in operating activities	(213,180)	(295,094)	(931,328)

Cash flows from investing activities:
Cash held in trust fund	-	-	(26,257,650)
Redemption of Treasury Bill held in trust	-	53,433,000	53,433,000
Purchase of Treasury Bill held in trust	-	(26,563,000)	(26,563,000)
Purchase of Money Fund held in trust	-	(26,870,000)	(26,870,000)

Net cash used in investing activities	-	-	(26,257,650)

Cash flows from financing activities:
Payment of notes payable – stockholders	-	-	(115,000)
Proceeds from sale of Units to public	-	-	27,210,000
Proceeds from issuance of shares to Initial Stockholders	-	-	25,000
Proceeds from notes payable – stockholders	182,450	-	297,450
Proceeds from sale of Unit Purchase Option	-	-	100
Proceeds from sale of Insider Units	-	-	2,000,004
Payment of offering expenses	-	-	(2,224,068)

Net cash provided by financing activities	182,450	-	27,193,486

Increase (decrease) in cash	(30,730)	(295,094)	4,508
Cash at the beginning of the period	35,238	692,100	-

Cash at the end of the period	$4,508	$397,006	$4,508

Supplemental Schedule of non-cash investing financing activities :
Deferred Underwriting Fee	$-	$-	$352,350

See Accompanying Notes to Unaudited Condensed Financial Statements.

FORTISSIMO ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMNETS

NOTE 1:- BASIS OF PRESENTATION

The condensed financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 and for the period from December 27, 2005 (inception) to June 30, 2008 have been prepared by the Company and are unaudited.

The Company will face a mandatory liquidation by October 11,2008 if a business combination is not consummated, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Fortissimo Acquisition Corp. (the “Company”) as of June 30, 2008 and December 31, 2007 and the results of its operations and cash flows for the periods ended June 30, 2008, and 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

At June 30, 2008, the Company had not yet commenced any operations, other than evaluating potential acquisition candidates. All activity through June 30, 2008 relates to the Company’s formation and initial public offering and current activities described below.

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS –(Continued)

The Company’s ability to commence operations was contingent upon obtaining adequate financial resources through a proposed public offering (“Offering”) which was consummated on October 17, 2006 and is discussed below. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business that has manufacturing operations or research and development facilities located in Israel, or that is a company operating outside Israel which management believes would benefit from establishing operations or facilities in Israel (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An aggregate of $26,257,650 (including the over-allotment option), before any interest earned, has been deposited in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “1940 Act”) having a maturity of 180 days or less or in any open ended investment company registered under the 1940 Act that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 promulgated under the 1940 Act as determined by the Company. The placing of funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, prospective target businesses or other entities it engages, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account, there is no guarantee that they will execute such agreements. The Company’s directors have agreed that they will be jointly and severally liable under certain circumstances to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, there can be no assurance that the directors will be able to satisfy those obligations. The funds not held in the Trust Account of approximately $718,000 may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

NOTE 2:- ORGANIZATION AND BUSINESS OPERATIONS –(Continued)

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

On May 12, 2008, the Company and Psyop entered into an amendment to the Merger Agreement. The amended terms reflect primarily changes to the consideration payable to Psyop. The initial cash payment is reduced from $10,140,179 to $4,140,179. A payment of up to $6 million in cash is payable in 2008 and 2009 ($3 million in each year), in the event that the at least 90% of the EBITDA milestones in each of those years is attained (payable on a sliding scale). The prior revenue and EBITDA targets for 2008, 2009 and 2010 remain the same, the only change is that the payment is adjusted in the event that 85% to 125% (90% for revenue target in 2008) are achieved, whereas, previously the earn-out was payable in the event that 70% of the target was achieved.

A detailed description of the terms set forth in the Amended and Restated Merger Agreement, as well as a copy of the form of such agreement, appears in the Company's definitive Proxy Statement filed with the SEC on August 12, 2008.

On August 1, 2008, Fortissimo entered into amendment No. 2 (“Amendment No. 2” to the Merger Agreement) Amendment No. 2 provides that a former employee of Psyop shall not receive any contingent payments in 2010. The stock and cash contingent payments that he otherwise would be entitled to receive in 2010 instead shall be allocated among the other Psyop shareholder pro rata in accordance with their respective stock ownership percentages of Psyop. A detailed description of the terms set forth in Amendment No. 2 appears in the Company’s Proxy Statement filed with the SEC on August 12, 2008.

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

The Company recognizes interest and penalties, if any, related to uncertain tax positions in income tax expenses. No interest and penalties related to uncertain tax positions were accrued at June 30, 2008.

Tax years 2005 through 2007 remain open to examination by the Internal Revenue Service. The Company expects no material changes to unrecognized tax positions within the next twelve months.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("FAS 159"). This statement provides all entities with an option to report selected financial assets and liabilities at fair value. The statement is effective as of the beginning of the entity's first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.
FAS 159 did not impact the Company's financial statements.

In September 2006, the FASB issued FASB No. 157, "Fair Value Measurements" ("FAS 157"). FAS 157 does not require any new fair value measurements, but rather it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this statement may change how fair value is determined. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the statement for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.
The adoption of FAS 157 did not have a material impact on the Company's financial statements.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed unaudited financial statements.

NOTE 3:-	INVESTMENTS HELD IN TRUST

Investments held in trust at June 30, 2008 consist of tax-free investments, which include accrued interest of $36,294.

NOTE 4:-	NOTE PAYABLE TO RELATED PARTY

On April 28, 2008, Fortissimo Capital Fund GP, L.P., one of the initial stockholders of the Company ("FCF"), provided an interest-free loan to the Company in the amount of $100,000. Such loan is due upon the earlier of (i) October 11, 2008 or (ii) consummation of a business combination with an operating company.

On May 26, 2008, FCF provided an interest-free line of credit to the Company, in an amount not to exceed $ 300,000. As of June 30, 2008, the Company has utilized $82,450 of such line of credit.

NOTE 5:-	COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on October 11, 2006 and ending upon the consummation of a Business Combination. The statements of operations for the six months ended June 30, 2008 include $45,000 related to this agreement.

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

NOTE 6:-	STOCKHOLDERS’ EQUITY – (Continued)

b. The Offering - (Continued):

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

NOTE 7:-	EARNINGS (LOSS) PER SHARE

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operation

The following discussion should be read in conjunction with our Condensed Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis or Plan of Operation” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate”, “believe”, “estimate”, “expect”, “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

Net loss of $236,558 reported for the six months ended June 30, 2008 consists primarily of $45,000 expense for administrative services, $21,845 expense for director and officer liability insurance, $347,947 for legal, accounting and other professional services, $12,750 for franchise taxes, $24,121 for traveling expenses and $36,045 for other expenses. Interest on the trust fund investment was $251,150, excluding $62,748 of deferred interest.

Net loss of $83,008 reported for the three months ended June 30, 2008 consists primarily of $22,500 expense for administrative services, $10,923 expense for director and officer liability insurance, $122,468 for legal, accounting and other professional services, $6,369 for franchise taxes, $7,339 for traveling expenses and $20,135 for other expenses. Interest on the trust fund investment was $106,726, excluding $26,682 of deferred interest.

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

Net income of $137,512 reported for the three months ended June 30, 2007 consists primarily of $22,500 expense for administrative services, $11,250 expense for director and officer liability insurance, $31,206 for legal, accounting and other professional services, $6,437 for franchise taxes and $12,633 for other expenses, offset by an income tax benefit of $24,384. Interest on the trust fund investment was $193,660, excluding $48,384 of deferred interest, and interest earned on the money market was $3,494.

Net income of $65,032 for the fiscal year ended December 31, 2007 consisted of net financial income of $840,884 offset by $576,282 professional fees, and $244,044 of general and administrative expenses, and a tax benefit of $44,474.

Net loss of $85,197 reported for the period from December 27, 2005 (inception) to June 30, 2008 consists primarily of $74,124 expense for director and officer liability insurance, $155,026 expense for administrative services, $64,025 for franchise taxes, $947,269 for legal, accounting and other professional services and $160,560 for other expenses. Interest on the trust fund investment was $1,315,809 excluding $326,148 of deferred interest, and interest earned on the money market account was $10,405.

In the event that we fail to consummate a business combination by October 11, 2008, certain of our service providers agreed to limit the amounts payable to an aggregate amount of $300,000.

Liquidity and Capital Resources

We consummated our initial public offering on October 17, 2006. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $26,633,586, of which $26,257,650 was deposited into the trust account (or $5.79 per share sold in the offering, including the over-allotment option). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through October 11, 2008, assuming that a business combination is not consummated during that time. From October 17, 2006 through October 17, 2008, we anticipate spending approximately $180,000 for the administrative fee payable to Fortissimo Capital Management Ltd ("FCM") ($7,500 per month for two years), $200,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $100,000 for expenses for the due diligence and investigation of a target business, $100,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $200,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $100,000 for director and officer liability insurance premiums. The actual expenses of the Company to date have exceeded the anticipated budget and Fortissimo Capital Fund GP, L.P. (“FCF”), one of our initial stockholders has agreed to provide the requisite financing to the Company through the consummation of the proposed business combination. In April 2008, FCF provided an interest free loan to the Company in the amount of $100,000 that is payable on the earlier of (i) October 11, 2008 or (ii) the consummation of a business combination. In addition, in June 2008 FCF provided a line of credit to the Company in an amount not to exceed $300,000. As of June 30, 2008, the Company has utilized $82,450 of such line of credit.

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

In January 2008 we entered into a Merger Agreement with Psyop, a producer of digital content for advertising, specializing in animation and special effects, including combined animation and live action imagery, which agreement was amended May 2008 and further amended in August 2008. The merger is expected to be consummated during the third quarter of 2008, after the required approval by our stockholders and the fulfillment of certain other conditions, set forth in the Merger Agreement. See Item 1. Decscription of Business - Recent Developments. In the event that we fail to obtain the requisite shareholder approval prior to October 11, 2008, we will be forced to liquidate and distribute the funds held in trust to our shareholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Currency Rate Fluctuations

Through June 30, 2008, our results of operations, financial condition and cash flows have not been materially affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.

Interest Rate Risk

Our investments consist of cash and cash equivalents. Therefore, changes in the market’s interest rates do not affect in any material respect the fair value of the investments.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2008 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.

OTHER INFORMATION

Item  1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors described in the form 10-KSB filed by us with the SEC on March 31, 2008.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from our initial public offering and the sale of the Insider Units were approximately $26,633,586, of which a total of $26,257,650 was deposited into the trust account (or approximately $5.79 per share sold in the offering, including the over-allotment option) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $1,631,552 in interest through June 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORTISSIMO ACQUISITION CORP.

Dated: August 14, 2008	By:	/s/ Yuval Cohen
Yuval Cohen Chairman of the Board and Chief Executive Officer

	By:	/s/ Eli Blatt
Eli Blatt Chief Financial Officer